Form 10-K
period 1993-11-28
MEASUREX CORP /DE/
filed 1994-02-25
CIK 751190

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended November 28, 1993.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from        to        .
                              -------    -------

Commission File Number 1-8770

                   M E A S U R E X  C O R P O R A T I O N

           (Exact name of Registrant as specified in its charter)


           Delaware                                      94-1658697
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or Organization)                       Identification No.)

                One Results Way, Cupertino, California 95014
             (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (408) 255-1500

         Securities registered pursuant to Section 12(b) of the Act:
     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
  Common Stock, $0.01 par value               New York Stock Exchange
                                              Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]


Aggregate market value of voting stocks held by non-affiliates as
 of January 28, 1994                                                $339,740,539

Number of shares of common stock outstanding as of January 28,
 1994                                                                 17,881,081

                      ---------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the fiscal year ended November 28, 1993, are incorporated by reference into Parts I, II and IV.

   Portions of the Proxy Statement for registrant's 1994 Annual Meeting of Shareholders to be held April 19, 1994, are incorporated into Part III.

                              MEASUREX CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED NOVEMBER 28, 1993

PART I                                                                    Page
Item 1    Business                                                           3
Item 2    Properties                                                         9
Item 3    Legal Proceedings                                                  9
Item 4    Submission of Matters to a Vote of Security Holders                9
Executive Officers of the Registrant                                     10-11

PART II

Item 5    Market for the Registrant's Common Equity and Related
          Shareholder Matters                                               12
Item 6    Selected Financial Data                                           12
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12
Item 8    Financial Statements and Supplementary Data                       12
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               12

PART III

Item 10   Directors and Executive Officers of the Registrant                13
Item 11   Executive Compensation                                            13
Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                                    13
Item 13   Certain Relationships and Related Transactions                    13

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                       14
Signatures                                                                  15

                                   PART I

ITEM 1.  BUSINESS

General

    Measurex Corporation provides its customers computer-integrated manufacturing through design, production, marketing and servicing of sensor-based information and control systems. The Company's broad, integrated product line ensures economic results for customers by increasing productivity, reducing raw material usage and energy consumption, and improving product quality and uniformity.

    Measurex's primary marketplace is within the manufacturing industries that produce products by continuous or batch processes. The principal industries served by the Company are: pulp and paper, plastics, metals, rubber and chemicals.

    Measurex supports its installed systems with a worldwide field service organization of approximately 1,100 employees. Service technicians work directly with customers, in their plants and mills, providing an important and stable source of revenue. The service teams provide quality installations, training and continuing service support to ensure results for the Company's customers.

    Measurex was originally incorporated in California in 1968. The Company's state of incorporation was changed from California to Delaware in 1984. Measurex's principal executive offices are located at One Results Way, Cupertino, California, 95014-5991; its telephone number is (408) 255-1500. Unless the context otherwise indicates, the terms "Measurex" and "the Company" include Measurex Corporation, the predecessor California corporation, and its subsidiaries.

Current Year's Development

    On April 7, 1993, the Company acquired Roibox Oy for approximately $1.7 million, net of cash acquired. Located in Kuopio, Finland, Roibox is a worldwide supplier of web-inspection products for the paper industry. The acquisition was accounted for using the purchase method.

Product Information

    The following table shows the annual shipment revenues (in millions of dollars) and the percentages of annual shipment revenues during the last three fiscal years, attributable to the delivery of systems used in the pulp and paper and industrial systems industries. "Industrial Systems" includes systems for plastics, metals, rubber, and other products.

                                       Fiscal Year
                        -----------------------------------------
                             1993          1992          1991
                        -------------  ------------  ------------
Systems used in:
  Pulp and Paper        $128.6    84%  $116.7   79%  $117.9   80%
  Industrial Systems      24.2    16%    31.7   21%    30.3   20%
                        ------  ----   ------  ---   ------  ---
                        $152.8   100%  $148.4  100%  $148.2  100%
                        ======  ====   ======  ===   ======  ===

    For information regarding sales by geographic location see the section "Business Segments" under Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

   MXOpen

    In March 1992 the MXOpen(TM) product line was introduced at the Technical Association of the Pulp and Paper Institute (TAPPI) trade show in Atlanta, Georgia. MXOpen is an integrated information and control system that uses industry-standard computer and communication protocols. The product line was developed over a three-year period and represents a substantial investment in research and development, manufacturing and marketing expenses.

    In January 1993, at the Canadian Pulp and Paper Association (CPPA) trade show in Montreal, Quebec, Canada, the Company launched the MXOpen PrecisionPLUS(TM) intelligent measurement system. PrecisionPLUS features new distributed sensor intelligence, advanced sensor technology and faster scanning capabilities. The InfrandPlus moisture sensor uses principles of optical physics to ensure accurate moisture measurement consistently on every grade.

    The MXOpen Integrated Control System provides end-users with a combination of integration and open architecture. MXOpen features:
    []  Modular systems with capability for total machine optimization;
    [] Open systems architecture based on international industry standards for flexibility and expandability; and
    [] Integrated information and control with real-time millwide visibility for management decision-making.

    The MXOpen millwide product line includes:
    []  Intelligent Sensors and Scanners
    []  Distributed Control System
    []  Profile Actuation
    []  Web Inspection
    []  Millwide Information
    []  Integrated Machine Monitoring
    []  Complete Integrated Control System

    The MXOpen Measurement Control System (MCS) was introduced to industrial system customers in October 1992. For plastics, non-wovens and makers of coated materials such as flooring and building products, the MCS is an affordable solution for process improvement - all in a competitive, technologically advanced control system.

   Measurex 2002 ET Systems

    Measurex 2002 ET(TM) supervisory systems feature consolidated electronics, operator stations designed for ease of use with a broad range of graphic displays, fiber optic communications and proprietary software. A number of proprietary sensors are offered with these systems to address specific needs of the individual industries. This system provides specific solutions for the aluminum foil and sheet producers and tire manufacturers. The CMU (Computer Management Unit) 2002 ET Configuration is a pre-packaged set of features that offers a low cost option for small paper machines.

   Proprietary Sensors

    Measurex provides sensor technology for the process industries, currently offering more than 70 sensors. Its sensors include those that monitor the basis weight, moisture, caliper, ash content, coating, smoothness, gloss, formation, opacity, strength and color of processed paper, as well as the physical properties of other processed products, such as the wire spacing faults on steel belted tires. These sensors use a variety of proprietary applications involving technologies which include microwave, infrared, visible light, ultraviolet, beta, X-ray and gamma radiation.

   Cross-Direction Controls

    Measurex is a leader in the complex technology of cross-direction (CD) profile control. The center of this business is in the Measurex Devron Division, based in Vancouver, British Columbia, Canada. CD control, as used for example in the pulp and paper industry, allows precise control of paper characteristics in small segments across the entire width of the paper sheet. Cross-direction controls are complementary to the average profile taken along the paper's direction of travel, referred to as machine direction. The combined control strategy significantly enhances a customer's ability to achieve optimum quality levels, thus reducing raw material and energy usage, lowering scrappage rates and enhancing the customer's competitive position.

    Measurex has a variety of CD control products including AutoSlice(TM), ThermaTrol(TM), AquaTrol(R), Devronizer(TM), InfraTrol(TM), CalTrol(TM), Calcoil(TM), Calendizer(TM), and GlossTrol(TM) actuators.

    CD controls can be ordered with new systems or can be integrated into existing installed systems. The CDOpen(TM) System allows Measurex's cross-direction control products to be integrated with non-Measurex measurement systems.

   Millwide Information

    Measurex's Management Systems Division (MSD), provides plant level computing expertise for production processes. The Division's OptiVISION(TM) Full Spectrum Production and Quality Management System (PQMS) gives Measurex the ability to offer a system that manages processes from long-term planning and order entry through scheduling, product tracking, shipping and invoicing the product. The OptiVISION system provides users with a modular design that reduces development and installation time.

   Integrated Machine Monitoring

    The Integrated Monitoring System (IMS), marketed as a part of the MXOpen product line, consists of digital systems for on-line process and machine monitoring and analysis of the papermaking process and production machinery. IMS products provide process and machine-condition diagnosis and trending, giving papermakers tools to address maintenance problems before failure.

   Web Inspection Systems

   The Roibox-developed web inspection system analyzes the moving paper web by measuring the intensity variations of light transmitted through the sheet or reflected from the sheet. The system uses Charge Coupled Device (CCD) camera technology to continuously detect - on line - visual defects in paper or other web-produced material. Like other MXOpen Systems, this web-inspection product helps customers to produce superior quality products at lower cost, adding significantly to the basic value of an Integrated Control System.

Strategic Alliances

   Beloit Corporation

   In 1990, Measurex and Beloit Corporation, agreed to expand and strengthen their 1987 strategic alliance. This cooperative agreement includes provisions for integrated marketing and sales of all Measurex paper industry products with Beloit's full line of pulp and paper machinery. Simultaneously executed was a seven-year "standstill" agreement between Measurex and Harnischfeger Industries, Inc., Beloit's parent company. Harnischfeger purchased 20 percent of Measurex's stock on the open market, the maximum allowed under the agreement.

   Mitsubishi Heavy Industries, Ltd.

   In 1988, Measurex and Mitsubishi Heavy Industries, Ltd. (MHI) entered into an agreement whereby the two companies offered certain products and services to the pulp and papermaking industry of Asia. In 1991, MHI became a signatory to the Measurex/Beloit strategic alliance, and a full participant in that agreement. All Measurex products for the pulp and paper industry are now made available to MHI on the same basis as they are made to Beloit.

   Siemens AG

   In June 1993, Siemens AG, pulp and paper division, selected Measurex as its Original Equipment Manufacturer (OEM) for certain MXOpen products. Siemens will integrate these products with other Siemens products for their total turnkey pulp and paper automation projects.

Sales and Service

    Measurex offers its systems, related products and services principally through its own worldwide marketing and service organization. This organization offers customers a broad range of on-site and on-call services including 24-hour-a-day, 365-days-a-year service contracts.

    To support the Company's product line, Measurex has 47 regional sales offices and service centers which are located in 30 countries throughout the world. The Company has sold over 4,000 systems in 45 countries, primarily located in North America, Latin America, Europe and the Pacific Rim.

    The sales and service organization consists of regional and area managers who are responsible for selling Measurex's products and supervising service at customer sites. Under their supervision are software control and application engineers who assist customers in making the most efficient use of their systems, technical service engineers and supervisory personnel who are responsible for the installation, start-up and routine preventive maintenance of the systems, as well as any emergency services that may be required.

    Customers may acquire Measurex systems either by direct purchase or through Measurex lease plans. For additional information, see the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

Research and Product Development

    Measurex's systems are the result of the integration of a number of complex technologies including electronics, physics, mechanical design and software. Central to the Company's strategic goals is a commitment to research and development. The Company strongly believes the continued investment in new product development is key to its long-term success.

    Product development costs were $22.9 million in 1993, 9% of total reveneues and 15% of system revenue. Product development costs were $25.2 million in 1992 and $25.3 million in 1991. Of this total, Measurex capitalized $1.7 million, $4.6 million, and $2.3 million of software development costs in fiscal 1993, 1992 and 1991, respectively. Measurex amortized $3.4 million, $1.7 million and $2.8 million of capitalized software to systems costs in 1993, 1992 and 1991, respectively. The decrease in capitalized software and increase in amortization in 1993 were attributable to the general release of MXOpen software in late 1992.

Backlog

    System backlog at November 28, 1993, was $91 million, 4% lower than the backlog of $95 million at the end of 1992. Approximately 80% of the $91 million year-end 1993 backlog is scheduled to be shipped during fiscal 1994.

Patents

    Measurex follows a policy of filing appropriate patent applications on inventions it considers significant. As of November 28, 1993, the Company had 121 United States patents and 270 foreign patents in effect. Although important to the business, Measurex believes that the invalidity or expiration of any single such patent would not have a material adverse effect on its operations.

Supply of Materials and Purchased Components

    Measurex produces most of the software, sensors, scanners, digital logic circuits, peripheral devices and various terminals used in its systems. Many components, such as integrated circuits, video monitors, printers, disks, and microcomputers are purchased from other manufacturers and integrated into the systems.

    Measurex currently purchases certain components from single sources of supply. In each instance, components performing similar functions are available from alternative sources, except for radioactive source material which is available from only two suppliers. Use of these alternative components might require a change in the design of certain portions of the system which could result in production delays, additional expenses and contract cancellations while changing vendors. The Company has contracts with certain vendors which entitle, but do not require, Measurex to purchase specific quantities of components.

Manufacturing

    Systems are manufactured at Measurex's facilities in Cupertino, California; Waterford, Republic of Ireland; and Vancouver, British Columbia, Canada. Measurex Management Systems Division products are configured and tested at facilities in Cincinnati, Ohio. The facility in Ireland is primarily used to produce systems for customers in Europe. Web-inspection products are manufactured by Measurex's Roibox subsidiary in Kuopio, Finland. Certain subassemblies are manufactured in Cupertino and shipped to Ireland for incorporation in the final systems. The systems are generally installed at the customer's site under the supervision of Measurex personnel.

Competition

    The market for process measurement and control is highly competitive and is subject to technological change in both hardware and software development. The principal competitive factors in this market are product quality and reliability, product features, customer support, corporate reputation and relative price/performance. Measurex's competitive strategy is to provide customers with greater economic results than available from competitors by focusing on the quality and performance characteristics of systems. However, any inability of the Company to match or exceed the price/performance or other features of the systems offered by its competitors could adversely affect future operating results.

   The Company's principal competition is from distributed control systems suppliers and packaged system suppliers, as well as factory automation system suppliers. In the supervisory measurement and process control business area, competition includes ABB Asea Brown Boveri Process Automation Inc.; Lippke, a wholly owned subsidiary of Honeywell; the Valmet Automation Group, a division of Valmet Oy; and Yokogawa-YEW in Japan. The distributed control system business area competition includes Honeywell, Fisher, Foxboro (a subsidiary of Siebe, Inc.), Siemens, and many other companies. In the web-inspection products area, the Company faces competition from ABB and other smaller companies. Competition for production management and process analysis and quality management is very fragmented.

Employees

    As of November 28, 1993, Measurex had 2,250 full-time employees, of whom 1,120 were located outside of the United States.

    Measurex has various employee benefit plans, including a stock purchase plan for all United States and Canadian employees, stock option plans for key employees, a Savings and Deferred Profit Sharing Plan, management incentive programs, pension plans in certain foreign countries, and health, dental, life and disability plans.

Nuclear Regulatory Licenses

    In the United States, Measurex and its customers are subject to licensing and regulation by the United States Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954 (the Act) with respect of those parts of its products and systems which utilize nuclear radiation. The NRC has transferred a portion of its licensing and regulatory functions to several state governments, including California, pursuant to Section 274 of the Act. Measurex holds all such licenses necessary for its current operations. Licenses are renewed periodically as required.

    Measurex also holds all necessary foreign licenses regarding nuclear radiation for the applicable countries in which it operates.

    United States customers possessing Measurex systems containing radioactive sources hold the radioactive material under a General or Specific License issued by their state or federal regulatory authority. Similarly, foreign customers hold licenses issued by their local authorities for radioactive material in Measurex systems.

Licenses to Export from the United States

    Measurex is subject to licensing and regulation by the United States Department of Commerce under the Export Administration Act of 1969, as amended and extended, with respect to Measurex systems or parts thereof, exported from the United States or by any of its subsidiaries.

Industry Segments

    Measurex operates within the computer-integrated control and information systems industry. All necessary disclosures regarding revenues, earnings from operations and identifiable assets are included in "Business Segments" under Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

Geographic Segments

    For information regarding geographic operations in 1993, 1992, and 1991, see "Business Segments" included in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

    Measurex is subject to the normal risks of foreign currency fluctuations; however, to the extent practical, Measurex attempts to minimize the exposure from losses associated with such risks with foreign exchange contracts and other hedging activities. See Summary of Significant Accounting Policies (Foreign Currency Translation and Foreign Exchange Contracts) and Interest Income and Other in the Notes to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

    Located in Cupertino, California, the Company's headquarters, offices, research and manufacturing plant total 360,000 square feet. The offices, research and manufacturing operations of Measurex Management Systems Division are located in a 43,000 square-foot facility in Cincinnati, Ohio. The U.S. Sales and Service Headquarters are located in a 32,000 square-foot facility in Atlanta, Georgia. All of these facilities are owned by the Company. Measurex leases office space for sales and service operations throughout the United States and various other countries.

    The Measurex Devron Division owns two facilities for its offices, research and manufacturing operations, totaling 94,000 square feet in Vancouver, British Columbia, Canada. In Waterford, Ireland, the Company owns a 60,000 square-foot manufacturing facility and leases 20,000 square feet for manufacturing and storage facilities.

Roibox Oy leases an 11,000 square-foot facility in Kuopio, Finland for manufacturing, engineering, and sales support.

    During 1993, the Company was productively utilizing the space in its facilities, while disposing of space determined to be under-utilized. The Company believes current facilities provide adequate production capacity to meet the Company's planned business activities.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company or any of its subsidiaries are a party or of which any of their property is the subject, other than ordinary routine litigation incidental to the business. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company has not submitted any matters to a vote of security holders during the fourth quarter of the fiscal year ended November 28, 1993.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table shows the executive officers of Measurex Corporation as of January 28, 1994, (ages are as of November 28, 1993), their positions with Measurex, their business experience for the last five years, and the number of years during which they have been executive officers of the Company.

                                                                       Number of
                                                                       Years as
          Name               Age     Title and Business Experience     Officer
- ---------------------------  ---  -----------------------------------  --------
David A. Bossen               67  Chairman and Chief Executive
                                  Officer and Director
                                  since December 1993, President and
                                  Chief Executive
                                  Officer and Director 1968 to
                                  December 1993.                             25

John C. Gingerich             57  President and Chief Operating
                                  Officer and Director since
                                  December 1993, Executive Vice
                                  President, Worldwide Sales and
                                  Service and President, Measurex
                                  International Corporation December
                                  1992 to December 1993; President,
                                  Americas and Pacific March 1991 to
                                  December 1992 and Executive Vice
                                  President since 1990; Executive
                                  Vice President-U.S. Operations
                                  1989 to 1990; Executive Vice
                                  President-Operations 1987
                                  to 1989; Executive Vice President
                                  1982 to 1987; Senior Vice
                                  President-U.S. Sales and Service
                                  1981 to 1982; Vice President-Sales
                                  and Service 1980 to 1981.                  13

Glenn R. Wienkoop             46  Executive Vice President,
                                  Engineering and Mar-
                                  keting since March 1991;
                                  President-Measurex
                                  Automation Systems 1985 to 1991;
                                  Vice Presiden U.S. Sales and
                                  Service 1982 to 1984, Vice
                                  President, Pulp, Paper and
                                  Industrial Systems 1980 to 1982.           13

Robert McAdams, Jr.           54  Senior Vice President, Operations
                                  and Information Services
                                  since December 1992; Senior Vice
                                  President-Finance and
                                  Administration and Chief Financial
                                  Officer 1985 to December 1992;
                                  Senior Vice President,
                                  Finance 1983 to 1985.                      10

Carl A. Thomsen               48  Senior Vice President and Chief
                                  Financial Officer since December
                                  1993, Vice President, Finance
                                  and Chief Financial Officer
                                  December 1992 to December
                                  1993; Vice President, Finance
                                  October 1991 to December 1992;
                                  Vice President and Corporate
                                  Controller 1986 to 1991; Corporate
                                  Controller 1983 to 1986.                   10

                                                                       Number of
                                                                       Years as
Name                         Age     Title and Business Experience     Officer
- ---------------------------  ---  -----------------------------------  ---------

Lance M. Lissner              43  Vice President, Corporate Planning
                                  and Development since March 1991;
                                  Vice President, Engineering and
                                  Marketing,Industry Groups 1989 to
                                  1991; Vice President and General
                                  Manager, Pacific Division 1981
                                  to 1989.                                   4

Robert W. Hirt                50  Treasurer since October, 1990;
                                  Assistant Corporate Controller,
                                  Taxes 1988 to 1990; Director of
                                  Taxes 1985 to 1988.                        3

Charles Van Orden             39  General Counsel and Secretary
                                  since 1988.                                5

    Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships among any of the above officers.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information under the heading "Market for the Registrant's Common Stock and Related Security Holder Matters," which appears on page 31 of Registrant's 1993 Annual Report to Shareholders, is incorporated by reference in this Form 10-K Annual Report.

    The Company paid quarterly dividends of $0.11 per quarter in 1993 and 1992. While the Company intends to pay regular quarterly dividends, the payment of any future dividends is within the discretion of the Board of Directors of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

    The information under the heading "Selected Financial Data," which appears on page 32 of Registrant's 1993 Annual Report to Shareholders, is incorporated by reference in this Form 10-K Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears on pages 15 to 17 of Registrant's 1993 Annual Report to Shareholders, is incorporated by reference in this Form 10-K Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information under the heading "Financial Statements and Supplementary Data," which appears on pages 18 to 31 of Registrant's 1993 Annual Report to Shareholders, is incorporated by reference in this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company appears in Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held April 19, 1994, under the caption "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers of the Company appears at the end of Part I, pages 10 and 11, of this Form 10-K Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 19, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 19, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 19, 1994.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a.) 1. The consolidated financial statements of Measurex Corporation included herein are set forth in the Index to Financial Statements and Schedules submitted as a separate section of this Report.

          2. The Financial Statement Schedules are contained in the accompanying Index to Financial Statements and Schedules submitted as a separate section of this Report.

          3.  Exhibits

              See Index to Exhibits, page 20 and 21

    (b.)  Reports on Form 8-K.

              No report on Form 8-K was filed in the fourth quarter of fiscal year 1993 and through the date of this filing.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEASUREX CORPORATION
                                    (Registrant)
Date  February 24, 1994         By     /S/ DAVID A. BOSSEN
     -------------------            ---------------------------
                                    David A. Bossen
                                    Chairman

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints David A. Bossen and Carl A. Thomsen jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                     Title                        Date
        ---------                     -----                        ----

  /S/ DAVID A. BOSSEN        Chairman, Chief Executive       February 24, 1994
- ---------------------------   Officer and Director
     (David A. Bossen)        (Principal Executive Officer)


  /S/ JOHN C. GINGERICH      President, Chief Operating      February 24, 1994
- ---------------------------   Officer and Director
     (John C. Gingerich)

  /S/ CARL A. THOMSEN        Senior Vice President           February 24, 1994
- ---------------------------   (Principal Financial and
     (Carl A. Thomsen)        Accounting Officer)


                             Director                        February 24, 1994
- ---------------------------
     (Paul Bancroft, III)

  /S/ DWIGHT C. BAUM         Director                        February 24, 1994
- ---------------------------
     (Dwight C. Baum)

  /S/ JEFFERY T. GRADE       Director                        February 24, 1994
- ---------------------------
     (Jeffery T. Grade)

  /S/ ORION L. HOCH          Director                        February 24, 1994
- ---------------------------
     (Orion L. Hoch)

  /S/ JOHN W. LARSON         Director                        February 24, 1994
- ---------------------------
     (John W. Larson)

  /S/ J.W. MCKITTRICK        Director                        February 24, 1994
- ---------------------------
     (J.W. McKittrick)

  /S/ GRAHAM TYSON           Director                        February 24, 1994
- ---------------------------
     (Graham Tyson)

                            MEASUREX CORPORATION
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              Fiscal Year 1993

                             ------------------

                                                                 Form 10-K
                                                                      Page
                                                                      ----
(1)  Consolidated Financial Statements

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  64-66

     Consolidated Statements of Income
      Three years ended November 28, 1993                               67

     Consolidated Balance Sheets
      November 28, 1993 and November 29, 1992                           68

     Consolidated Statements of Shareholders' Equity
      Three years ended November 28, 1993                               69

     Consolidated Statements of Cash Flows
      Three years ended November 28, 1993                               70

     Notes to Consolidated Financial Statements                      71-80

     Report of Independent Accountants                                  81

     Supplemental Financial Data                                        82

     Selected Financial Data                                            83


     With the exception of the aforementioned information, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report unless otherwise noted.

                                                                 Form 10-K
                                                                      Page
                                                                      ----
(2)  Financial Statement Schedules for fiscal years
     1993, 1992 and 1991

     Report of Independent Accountants on Financial
      Statement Schedules                                               17

     VIII  Valuation and Qualifying Accounts                            18

     X     Supplementary Income Statement Information                   19



     Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Measurex Corporation



Our report on the consolidated financial statements of Measurex Corporation and Subsidiaries as of November 28, 1993 and November 29, 1992 and for each of the three fiscal years in the period ended November 28, 1993, has been incorporated by reference in this Form 10-K from page 30 of Measurex Corporation's 1993 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.




                                     /S/  COOPERS & LYBRAND
                                     -------------------------
                                     COOPERS & LYBRAND



San Jose, California
December 15, 1993

                                                                   SCHEDULE VIII

                            MEASUREX CORPORATION
                    VALUATION AND QUALIFYING ACCOUNTS (1)
                      Fiscal years 1993, 1992 and 1991
                           (Amounts in thousands)


                      Balance    Additions
                      at         Charged    Write-offs                   Balance
                      Beginning  to         and                          at End
     Description      of Year    Expenses   Deductions(2)      Other     of Year
     -----------      ---------  ---------  ----------         -----     -------
      1993
- --------------------
Allowance for
noncollection
and system returns     $7,250     $2,051     $(2,154)(3)         -       $7,147 (6)
                       ======     ======     =======                     =========

Inventory reserves     $6,999     $3,473     $(1,576)(4)                 $   8,896
                       ======     ======     =======                     =========

      1992
- --------------------
Allowance for
noncollection
and system returns     $4,952     $4,649     $(2,351)(3)         -       $7,250 (6)
                       ======     ======     =======                     =========

Inventory reserves     $6,795     $2,954     $(2,750)(4)                 $   6,999
                       ======     ======     =======                     =========

      1991
- --------------------
Allowance for
noncollection
and system returns     $5,002     $1,882     $(1,932)(3)         -       $4,952 (6)
                       ======     ======     =======                     =========

Inventory reserves     $4,680     $2,001     $(1,748)(4)    $1,862(5)    $   6,795
                       ======     ======     =======        ========     =========

Notes:
(1)  See the Notes to Consolidated Financial Statements.
(2)  Represents write-offs and deductions, net of recoveries.
(3) Deductions for returns of systems or parts of systems and for write-off of noncollectible amounts.
(4) Deductions for write-offs of obsolete and scrapped parts and translation adjustments.
(5) Represents the reclassification of reserves from non-current to current inventories.
(6)  Includes allowance on contracts receivable.

                                                                      SCHEDULE X

                              MEASUREX CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       Fiscal Years 1993, 1992, and 1991
                             (Amounts in thousands)


                                          1993     1992     1991
                                         -------  -------  -------
Charged to costs and expenses: (2)
Maintenance and repairs                   $2,379   $2,454   $2,607
                                          ======   ======   ======

Amortization of intangible assets (1)     $4,380   $3,267   $3,487
                                          ======   ======   ======

Notes:
(1)  Intangible assets include goodwill, patents and capitalized software.
(2)  Items omitted are less than 1% of net sales.

                              MEASUREX CORPORATION
                               INDEX TO EXHIBITS
                                Fiscal Year 1993

Exhibits
- --------
 3.1  Certificate of Incorporation of Registrant, (incorporated by reference from Exhibit 3.1 on page 30 of Report on Form 10-K for the fiscal Year ended November 29, 1987).

 3.2  Bylaws of Registrant, restated and amended as of December 14, 1993.          22-44

 4.1 Copy of Registrant's Rights Agreement dated as of December 14, 1988, as amended by Amendment No. 1 thereto dated May 30, 1990, (incorporated by reference from Exhibit 4.1 on page 47 of Report on Form 10-K for the fiscal year ended December 2, 1990).

10.1 Copy of Registrant's Employee's Stock Option Plan (1981) (incorporated by reference from Exhibit 28.1 to Post Effective Amendment No. 2 to
      Registration Statement No. 33-22589, filed with the SEC on June 25, 1990).

10.2 Copy of Registrant's Employee's Stock Option Plan (1993) (incorporated by reference from Form S-8 Registration Statement No. 33-65762 filed with the
      SEC on July 8, 1993).

10.3 Copy of Registrant's Management Incentive Plan. (incorporated by reference from Exhibit 10.8 on page 24 of Report on Form 10-K for the fiscal year ended November 30, 1986).

10.4  Copy of Registrant's Employee Stock Purchase Plan, as amended
      (incorporated by reference from Exhibit 28.1 to Post Effective Amendment
      No. 4 to Registration Statement No. 2-67736 filed with the SEC on May 3,
      1990).

10.5 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc.
      (incorporated by reference from Exhibit 4.1 to Form 8K filed with the SEC on June 12, 1990).

10.6 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated May 30, 1990 between Measurex Corporation and Beloit Corporation
      (incorporated by reference from Exhibit 10.1 to Form 8K filed with the SEC on June 12, 1990).

10.7 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated February 12, 1991 between Measurex Corporation and Enertec,
      (incorporated by reference from Exhibit 10.8 on page 33 of Report on Form
      10-K for the fiscal year ended December 1, 1991).

10.8 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated February 28, 1991 between Measurex Corporation and Mitsubishi Heavy
      Industries, Ltd., (incorporated by reference from Exhibit 10.9 on page 34 of Report on Form 10-K for the fiscal year ended December 1, 1991).

10.9  Copy of Term Loan Agreement dated as of May 21, 1993, between Measurex
      Corporation and the Bank of New York (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended May 30, 1993).

                             MEASUREX CORPORATION
                               INDEX TO EXHIBITS
                               Fiscal Year 1993

 10.10 Copy of Registrant's Stock Option Agreement (Special
       Acceleration Grant) dated as of December 14, 1993.                  45-62

 11.0  Computation of Net Income per Share of Common Stock of
       the Registrant.                                                        63


 13.0  Registrant's Annual Report to Shareholders. (In accordance with item 601(B)(13) of Regulation S-K, such Annual Report is not filed as part of this Form 10-K, except to the
       extent incorporated by reference).                                  64-83

 21.0  Subsidiaries of Registrant.                                         84-85

 23.0  Consent of Independent Accountants.                                    86

 24.0  Power of Attorney (included on page 15).

Other exhibits have not been filed because conditions requiring the filing do not exist.