Form 10-Q
period 1994-02-27
MEASUREX CORP /DE/
filed 1994-04-12
CIK 751190

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 1994
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number 1-8770



                   M E A S U R E X    C O R P O R A T I O N
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                            94-1658697
     -------------------------------            -------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


                 One Results Way, Cupertino, California 95014
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (408) 255-1500



                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  X     No
                                                                 -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common stock outstanding at April 3, 1994     17,912,981   (1)
                                                 ---------------

(1) Excludes common stock held in treasury.

                              MEASUREX CORPORATION

                                     Index

Part I.  Financial Information
- ------------------------------

                                                                    Page No.
                                                                    --------
  Item 1.        Financial Statements
                 Consolidated Statements of Income -
                   Three Months ended February 27, 1994
                   and February 28, 1993                                 3

                 Consolidated Balance Sheets -
                   February 27, 1994 and November 28, 1993             4-5

                 Consolidated Statements of Cash Flows -
                   Three Months ended February 27, 1994
                   and February 28, 1993                                 6

                 Notes to Consolidated Financial Statements           7-11

  Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               12-14


Part II.  Other Information
- ------------------------------

  Item 6.        Exhibits and Reports on Form 8-K                       15

  Signatures                                                            16

  Exhibits:
     11  -       Computation of Net Income Per Share                    17

Part I.  Financial Information

   Item 1.  Financial Statements

                              MEASUREX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                                     Three Months Ended
                                                ----------------------------
                                                  February 27,  February 28,
                                                     1994          1993
- ----------------------------------------------------------------------------
Revenues:
  Systems                                           $37,618       $37,454
  Service and other                                  24,027        24,385
                                                    -------       -------
     Total revenues                                  61,645        61,839
                                                    -------       -------

Operating costs and expenses:
  Systems                                            23,956        25,869
  Service and other                                  15,025        15,961
  Product development                                 5,079         4,435
  Selling and administrative                         15,429        14,321
                                                    -------       -------
     Total operating costs & expenses                59,489        60,586
                                                    -------       -------

Earnings from operations                              2,156         1,253

Other income (expense):
  Interest expense                                     (336)          (54)
  Interest income and other                           1,546         1,514
                                                    -------       -------
     Total other income, net                          1,210         1,460
                                                    -------       -------

Income before income taxes and cumulative
  effect of accounting change                         3,366         2,713
Provision for income taxes                            1,178           977
                                                    -------       -------
Income before cumulative effect of
  accounting change                                   2,188         1,736
Cumulative effect of accounting change                  524             -
                                                    -------       -------
     Net income                                     $ 2,712       $ 1,736
                                                    =======       =======

Income per share:
   Income before cumulative effect of
     accounting change                              $   .12       $   .10
   Cumulative effect of accounting change               .03             -
                                                    -------       -------
   Net income per share                             $   .15       $   .10
                                                    =======       =======

Dividends per share                                 $   .11       $   .11
                                                    =======       =======

Average number of common and common
  equivalent shares                                  18,150        18,216
                                                    =======       =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                             February 27,    November 28,
ASSETS                                           1994            1993
- -------------------------------------------------------------------------
                                             (Unaudited)
Current assets:

 Cash and cash equivalents                     $ 50,810        $ 76,040

 Marketable securities and short-term
   investments                                   49,237          35,371

 Accounts receivable                             58,398          55,126

 Inventories                                     34,021          35,697

 Prepaid and other                               11,697          11,473
                                               --------        --------

  Total current assets                          204,163         213,707
                                               --------        --------

Contracts receivable                             26,924          26,651

Service parts, net                                3,718           3,178

Property, plant and equipment, net               51,412          53,161

Other assets                                     21,469          21,619
                                               --------        --------

  Total assets                                 $307,686        $318,316
                                               ========        ========

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands except share and per share data)

                                                    February 27,   November 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1994          1993
- -------------------------------------------------------------------------------
                                                    (Unaudited)
Current liabilities:

 Current portion of long-term debt                    $  4,448      $  4,516

 Accounts payable                                        4,503         6,732

 Accrued expenses                                       55,937        62,594

 Income taxes payable                                      589         2,145
                                                      --------      --------

  Total current liabilities                             65,477        75,987
                                                      --------      --------

Long-term debt                                          15,382        16,783

Deferred income taxes                                   13,722        13,682
                                                      --------      --------

  Total liabilities                                     94,581       106,452
                                                      --------      --------

Commitments and Contingencies

Shareholders' Equity:

Preferred stock, $.01 par value:
 Authorized:  10,000,000 shares;
 issued and outstanding:  none                               -             -

Common stock, $.01 par value:
 Authorized:  50,000,000 shares;
  outstanding:  1994 - 19,035,868 shares,
  1993 - 19,036,948 shares                                 190           190

Additional capital                                      75,260        75,202

Retained earnings                                      167,275       167,211

Cumulative translation adjustments                      (6,239)       (5,707)

Less:  Treasury stock, at cost: 1994 - 1,127,767
       shares, 1993 - 1,192,726 shares                 (23,381)      (25,032)
                                                      --------      --------

 Total shareholders' equity                            213,105       211,864
                                                      --------      --------

 Total liabilities and shareholders' equity           $307,686      $318,316
                                                      ========      ========

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              MEASUREX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                             Three Months Ended
                                                        ----------------------------
                                                          February 27,   February 28,
                                                            1994            1993
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  2,712       $  1,736
Non-cash items included in net income:
 Depreciation and amortization:
  Service parts                                                  564            445
  Property, plant and equipment                                2,328          2,333
  Capitalized software and goodwill                            1,080            838
 Deferred income taxes                                          (484)            16
 Translation loss                                                245          2,431
 Inventory reserves                                              584            772
Net (increase) decrease in:
 Accounts and contracts receivable                            (3,108)        (4,488)
 Inventories and service parts                                    91           (194)
 Prepaid and other                                               148         (1,525)
Net increase (decrease) in:
 Accounts payable and accrued expenses                        (8,862)        (8,067)
 Income taxes payable                                         (1,592)          (556)
Other, net                                                       759            177
                                                            --------       --------
Net cash used in operating activities                         (5,535)        (6,082)
                                                            --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of marketable securities and
  short-term investments                                     (38,814)       (22,168)
Sale of marketable securities and short-
  term investments                                             9,803          8,353
Maturities of short-term investments                          15,145         11,461
Acquisition of property, plant and equipment                  (1,250)        (1,389)
Capitalized software                                            (699)          (818)
                                                            --------       --------
Net cash used in investing activities                        (15,815)        (4,561)
                                                            --------       --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Reductions of long-term debt                                  (1,469)          (740)
Dividends                                                     (1,966)        (2,000)
Stock issued under stock purchase and stock
  option plans                                                 1,027            442
                                                            --------       --------
Net cash used in financing activities                         (2,408)        (2,298)
                                                            --------       --------

Effect of exchange rate fluctuations on
 cash and cash equivalents                                    (1,472)        (2,618)
                                                            --------       --------
Net decrease in cash and cash equivalents                    (25,230)       (15,559)
Cash and cash equivalents at beginning of period              76,040         74,368
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 50,810       $ 58,809
                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                   $    336       $     54
 Income taxes                                                  2,700          1,011

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              MEASUREX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    ---------------------------------------

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all the disclosures which are presented in the Company's Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial position, results of operations and cash flows for the interim period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full year.


CONSOLIDATIONS

The consolidated financial statements include the accounts of all subsidiaries after elimination of intercompany balances and transactions. The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format.


NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares outstanding during the year adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutive effect on the computation.


FISCAL YEAR

The Company uses a 52-53 week fiscal year. 1994 and 1993 are 52 week fiscal years.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Marketable securities and short-term investments are stated at cost, which approximates market based on quoted market prices. The Company believes that the fair value of its long-term debt approximates the carrying value of those obligations as of February 27, 1994. The fair value of the Company's long-term debt is estimated based on interest rates currently available to the Company for debt with similar terms and maturities.

                              MEASUREX CORPORATION

                        (February 27, 1994 - Unaudited)
                        -------------------------------

ACCOUNTS RECEIVABLE

                                                       February 27,    November 28,
Accounts receivable consist of the following:              1994            1993
                                                       ------------    ------------
Accounts receivable                                      $55,163         $52,037
Contracts receivable                                       9,101           8,579
Less:
Allowance for noncollection and
  system returns                                          (5,866)         (5,490)
                                                         -------         -------
                                                         $58,398         $55,126
                                                         =======         =======

- ------------------------------------------------------------------------------------

CONTRACTS RECEIVABLE
                                                        February 27,    November 28,
Contracts receivable consist of the following:              1994            1993
                                                        ------------    ------------
Contracts receivable                                     $37,687         $36,887
Less:
Allowance for noncollection and
  system returns                                          (1,662)         (1,657)
                                                         -------         -------
                                                          36,025          35,230
Current portion                                           (9,101)         (8,579)
                                                         -------         -------
                                                         $26,924         $26,651
                                                         =======         =======

Customer financing for systems is collateralized by security in the related asset. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Contracts receivable from two major customers amounted to approximately $11.5 million at February 27, 1994.


- -------------------------------------------------------------------------------------

INVENTORIES

                                                        February 27,    November 28,
Inventories consist of the following:                       1994           1993
                                                        -----------     ------------
Purchased parts and components                           $18,624         $18,217
Work in process                                            9,477          10,733
Finished subassemblies and systems                         5,920           6,747
                                                         -------         -------
                                                         $34,021         $35,697
                                                         =======         =======

- --------------------------------------------------------------------------------

                              MEASUREX CORPORATION

                        (February 27, 1994 - unaudited)
                    ---------------------------------------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded
  at cost and consist of the following:           February 27,    November 28,
                                                      1994            1993
                                                  ------------    ------------
Property, plant and equipment                       $109,882        $110,005
Less:
Accumulated depreciation                             (58,470)        (56,844)
                                                    --------        --------
                                                    $ 51,412        $ 53,161
                                                    ========        ========

- -----------------------------------------------------------------------------

OTHER ASSETS
                                                  February 27,    November 28,
Other assets consist of the following:                1994            1993
                                                  ------------    ------------
Capitalized software, net                           $  7,046        $  7,246
Goodwill and other                                    14,423          14,373
                                                    --------        --------
                                                    $ 21,469        $ 21,619
                                                    ========        ========

- --------------------------------------------------------------------------------

LONG-TERM DEBT

In May 1993, the Company borrowed $20 million under a 5.35% five-year unsecured term loan agreement with a bank. Proceeds from the loan were used principally to support the Company's United States equipment lease portfolio and provide a hedge against interest rate fluctuations. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998. The loan agreement contains certain restrictive covenants which include the maintenance of minimum consolidated cash balances, minimum tangible net worth, and certain financial ratios. The Company was in compliance with all covenants at February 27, 1994.

- --------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

As of February 27, 1994, the Company had unsecured bank lines of credit agreements of $25.0 million, which provide for domestic and foreign currency borrowings, advances and guarantees, Bankers' Acceptances, and letters of credit. At that date, the Company was contingently liable for approximately $8.3 million relating principally to letters of credit issued.

The agreements, which expire during fiscal year 1994, require the Company to adhere to certain covenants regarding working capital, indebtedness, and minimum shareholders' equity. A revolving credit agreement ($20 million) provides for variable interest rates based on the London Interbank Offer Rate (LIBOR). Under a multicurrency credit agreement ($5 million), the Company may obtain loans at the lending bank's base rate plus 3/8%.

                              MEASUREX CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued) (February 27, 1994 and February 28, 1993 are unaudited)
                    ---------------------------------------

COMMITMENTS AND CONTINGENCIES (continued)

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

- --------------------------------------------------------------------------------
INTEREST INCOME AND OTHER

Interest income and other consists
   of the following:                             Three Months Ended
                                           ------------------------------
                                           February 27,      February 28,
                                               1994              1993
                                           ------------      ------------
Interest income                                $1,678         $1,636
Foreign exchange loss                            (132)          (122)
                                               ------        -------
                                               $1,546         $1,514
                                               ======        =======

- --------------------------------------------------------------------------------

INCOME TAXES

The Company's effective tax rate is based on the estimated income and related tax provision for the entire year. It is the policy of the Company to provide U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future. Income tax payments of $2.7 million were made during the three months ended February 27, 1994.

Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 resulted in a cumulative adjustment which increased first quarter 1994 earnings by $0.5 million. After adoption of SFAS 109, the primary components of the Company's deferred tax assets and liabilities as of November 29, 1993, were as follows:

                              MEASUREX CORPORATION

                        (February 27, 1994 - unaudited)
           --------------------------------------------------------

INCOME TAXES (continued)
      Deferred income tax assets:
         Noncollection and system return
           reserves                             $ 2,167
         Inventory reserves                       4,482
         Employee expenses                        2,051
         Operating expenses not currently
           deductible                             1,184
         Other                                    1,156
         Net operating loss and tax credit
           carryforward                           8,432
         Valuation allowance for deferred
           tax assets                            (7,317)
                                                -------
         Net deferred tax assets                 12,155
                                                -------
      Deferred income tax liabilities:
         Finance leases                        $ (2,673)
         Property, plant and equipment           (2,478)
         Capitalized software                    (2,776)
         Undistributed earnings of foreign
           subsidiaries                          (3,668)
         Other                                   (1,143)
                                               --------
         Gross deferred tax liabilities         (12,738)
                                               --------

           Net deferred tax liabilities        $   (583)
                                               ========

- --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

With $100 million in cash and cash equivalents, marketable securities and short-term investments, Measurex's financial condition remained strong as of February 27, 1994. Net cash used in operations during the first quarter of 1994 was $5.5 million. Net income adjusted for noncash items was $7.0 million, down from $8.6 million in 1993. Offsetting the cash generated, accounts and contracts receivable increased by $3.1 million, and accounts payable and accrued liabilities decreased $8.9 million from year-end 1993. The increase of accounts and contracts receivable corresponded with higher system shipments in the last month of the quarter. Contracts receivable from two major customers amounted to approximately $11.5 million at February 27, 1994. Accounts payable and accrued liabilities decreased primarily due to year-end profit sharing and bonus payments.

Net cash used in operations during the first quarter of 1993 was $6.1 million. Net income adjusted for noncash items was $8.6 million. Offsetting the cash generated, accounts and contracts receivable increased by $4.4 million, and accounts payable and accrued liabilities decreased $8.1 million from year-end 1992. Accounts and contracts receivable increased due to timing of system shipments as more systems were shipped in the last month of the quarter. 1992 year-end profit sharing payments as well as payments made for severance costs led to the decrease in accounts payable and accrued liabilities.

Excluding marketable securities and short-term investments, net cash used for investing activities totaled $1.9 million in the first quarter of 1994 as compared to $2.2 million in the first quarter of 1993. Investments in property, plant and equipment totaled $1.3 million during 1994, slightly lower than the level in 1993. No major facility expansions occurred in the first quarter of 1994 or are planned for the remainder of the year. On April 7, 1993, the Company acquired Roibox Oy, a worldwide supplier of web-inspection products for the paper industry, for a cash payment of approximately $2 million. Roibox Oy operates as a separate subsidiary of Measurex, with manufacturing, engineering, product marketing and sales support. The net assets and operating results from this subsidiary are included in the consolidated financial statements from the date of acquisition.

Cash used for financing activities during the first quarter of 1994 totaled $2.4 million as compared to $2.3 million in the first quarter of 1993. Proceeds received from stock issuances were offset by cash used to reduce outstanding debt.

As a result of the above operating, investing and financing activities, and giving effect to exchange rate fluctuations, the Company's cash and cash equivalents decreased $25.2 million from $76.0 million at year-end 1993 to $50.8 million at February 27, 1994 while marketable securities and short-term investments increased $13.8 million to $49.2 million. The Company's current ratio (current assets divided by current liabilities) was 3.2 at the end of the first quarter of 1994 compared to 2.8 at year-end 1993. Total debt was at 9% of shareholders' equity at February 27, 1994 compared to 10% at November 28, 1993.

                             MEASUREX CORPORATION

Item 2.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

As of February 27, 1994, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and short-term investments of $100 million and unsecured bank lines of credit of $25 million, of which $8.3 million
was committed to letters of credit.   The Company believes that its financial
resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during fiscal year 1994.

RESULTS OF OPERATIONS
- ---------------------

System orders for the quarter were $31 million, down 9 percent from $34 million in 1993's first quarter. Pulp and Paper system orders in the major markets of the United States and Europe exceeded last year's first quarter, while a decrease in orders occurred in Asia/Japan and South American markets and in the Industrial System product group.

System backlog at the end of 1994's first quarter was $83 million. This was down 8 percent from $90 million in the comparable period a year ago. Approximately 90 percent of the $83 million backlog is scheduled to be shipped during the next 12 months. The reduction in Asian and Latin American backlog was partially offset by higher backlog in the United States and Europe.

Systems revenue was $37.6 million in the first quarter of 1994, approximately the same as the prior year's first quarter. Overall sales growth continued to be restrained by a depressed market in the paper industry and ongoing price competition. Service and other revenues decreased $0.4 million to $24.0 million in the first quarter of 1994 from $24.4 million in the first quarter of 1993. The decline in revenues was attributable to the impact of currency fluctuations.

Margins on systems revenue were 36% in the first quarter of 1994 as compared to 31% in the first quarter of 1993. The lower system margin in 1993 resulted primarily from the factory startup costs and initial installation costs for the new MXOpen(TM) product line. Service and other margins were 37% in the first quarter of 1994 as compared to 35% in the first quarter of 1993. The improvement in service margins reflected ongoing cost controls and better utilization of field service resources.

Product development costs increased $0.6 million (10%) to $5.9 million in the first quarter of 1994 from $5.3 million in the first quarter of 1993 due to lower engineering charges to cost of sales and inclusion of Roibox Oy research and development activities. Measurex capitalized $0.7 million and $0.8 million of software development costs in the first quarter of 1994 and 1993, respectively. Amortization of capitalized software to system costs totaled $0.9 million and $0.7 million in the first quarter of 1994 and 1993, respectively. The Company's future results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides. To this end, the Company believes it is critical to continue to make investments in new product development. In January 1994, the Company introduced the Calcoil(TM) 4000HT profiling system at EXFOR '94 in Montreal, Canada. In addition, the Company announced evolutionary improvements to its MXOpen product line including: MXOpen X-View Operator Station(TM),

                              MEASUREX CORPORATION
Item 2.

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------

CDOpen(TM) cross-direction profile control system and the QuadraTect Extensional Stiffness Sensor at the Technical Association of Pulp and Paper Industry's (TAPPI) exhibition in Atlanta, Georgia.

Selling and administrative expense increased $1.1 million (8%) from $14.3 million in the first quarter of 1993 to $15.4 million in the same period in 1994. This increase in expenditures in 1994 over 1993 was attributable in part to the inclusion of Roibox operations and higher profit sharing expenses.

The Company plans to continue to invest in new product development, while tightly controlling expenditures in the factory, selling and administrative areas to ensure that expenses are in line with projected shipment levels.

The Company's effective tax rate during the first quarter of 1994 was 35%, compared with 36% during the first quarter of 1993. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of this change increased net income by $0.5 million, or $0.03 per share.

Net income for the first quarter of 1994 was $2.7 million, or $0.15 a share, compared with $1.7 million or $0.10 a share in 1993's first quarter. Income before cumulative effect of accounting change was $2.2 million, or $0.12 per share, up 26 percent from $1.7 million, or $0.10 per share, in the first quarter of 1993. Interest income in the first quarter of 1994 was slightly higher than the same period in 1993.

                              MEASUREX CORPORATION

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

               Exhibit 11 - Computation of Net Income Per Share

          (b)  Reports on Form 8-K

               No report on Form 8-K has been filed during the quarter ended February 27, 1994.

                              MEASUREX CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        Measurex Corporation
                                                     --------------------------
                                                            (Registrant)



Date  April 11, 1994                               By  /s/ Carl A. Thomsen
     -------------------                             --------------------------
                                                     Senior Vice President and
                                                      Chief Financial Officer

                                                                      EXHIBIT 11

                              MEASUREX CORPORATION
                      COMPUTATION OF NET INCOME PER SHARE
                                  (Unaudited)
                      -----------------------------------
              (Dollar amounts in thousands except per share data)

                                                       Three Months Ended
                                                   -------------------------
                                                   February 27, February 28,
                                                      1994          1993
- ----------------------------------------------------------------------------
Primary:

  Average shares outstanding                            17,885        18,037

  Net effect of dilutive stock options based
   on the treasury stock method using average
   market price                                            265           179
                                                       -------       -------

  Average common and common equivalent shares
   outstanding                                          18,150        18,216
                                                       =======       =======

  Income before cumulative effect of
   accounting change                                   $ 2,188       $ 1,736
                                                       =======       =======

  Net income                                           $ 2,712       $ 1,736
                                                       =======       =======

  Income per share before cumulative effect
   of accounting change                                $   .12       $   .10
                                                       =======       =======

  Net income per share                                 $   .15       $   .10
                                                       =======       =======

Fully diluted:  (Note A)

  Average shares outstanding                            17,885        18,037

  Net effect of dilutive stock options based
   on the treasury stock method using quarter
   -end market price or average market price
   when greater than quarter-end price                     278           194
                                                       -------       -------

  Average common and common equivalent shares
   outstanding                                          18,163        18,231
                                                       =======       =======

  Income before cumulative effect of
   accounting change                                   $ 2,188       $ 1,736
                                                       =======       =======

  Net income                                           $ 2,712       $ 1,736
                                                       =======       =======

  Income per share before cumulative effect
   of accounting change                                $   .12       $   .10
                                                       =======       =======

  Net income per share                                 $   .15       $   .10
                                                       =======       =======

- --------------------------------------------------------------------------------
Note A: Fully diluted earnings per share have been calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share".