Form 10-Q
period 1994-05-29
MEASUREX CORP /DE/
filed 1994-07-13
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  ---------------------------

Commission File Number 1-8770



                   M E A S U R E X    C O R P O R A T I O N
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                  94-1658697
   ---------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)


  One Results Way, Cupertino, California               95014
  ----------------------------------------      -------------------
  (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code: (408) 255-1500


                                Not Applicable
- - --------------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X     No
                                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common stock outstanding at June 30, 1994  17,932,609(1)


(1) Excludes common stock held in treasury.

                             MEASUREX CORPORATION


                                     Index



Part I.  Financial Information                                 Page No.
- - ------------------------------                                 --------


   Item 1.  Financial Statements
            Consolidated Statements of Income -
              Three Months and Six Months ended May 29, 1994
              and May 30, 1993                                     3


            Consolidated Balance Sheets -
              May 29, 1994 and November 28, 1993                 4-5


            Consolidated Statements of Cash Flows -
              Six Months ended May 29, 1994 and
              May 30, 1993                                         6


            Notes to Consolidated Financial Statements          7-11


   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations              12-15



 Part II.  Other Information
 ---------------------------

  Item 2.  Submission of Matters to a Vote of Security Holders    15

  Item 6.  Exhibits and Reports on Form 8-K                       16


  Signatures                                                      17


  Exhibits:

    11  -   Computation of Net Income Per Share                   18

                             MEASUREX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                       Three Months Ended       Six Months Ended
                                      --------------------   ----------------------
                                      May 29,     May 30,     May 29,      May 30,
                                        1994       1993        1994         1993
                                      --------   ---------   ---------   ----------

Revenues:

 Systems                              $36,482     $40,623    $ 74,100     $ 78,077
 Service and other                     26,096      25,518      50,123       49,903
                                      -------     -------    --------     --------
   Total revenues                      62,578      66,141     124,223      127,980
                                      -------     -------    --------     --------

Operating costs and expenses:

 Systems                               23,264      26,271      47,220       52,140
 Service and other                     16,333      16,192      31,358       32,153
 Product development                    4,865       5,469       9,944        9,904
 Selling and administrative            15,776      15,991      31,205       30,312
                                      -------     -------    --------     --------
   Total operating costs
     and expenses                      60,238      63,923     119,727      124,509
                                      -------     -------    --------     --------

Earnings from operations                2,340       2,218       4,496        3,471

Other income (expense):

 Interest expense                        (330)       (118)       (666)        (172)
 Interest income and other              1,125       1,244       2,671        2,758
                                      -------     -------    --------     --------
   Total other income, net                795       1,126       2,005        2,586
                                      -------     -------    --------     --------

Income before income taxes and
 cumulative effect of accounting
 change                                 3,135       3,344       6,501        6,057
Provision for income taxes              1,357       1,170       2,535        2,147
                                      -------     -------    --------     --------

Income before cumulative effect
 of accounting change                   1,778       2,174       3,966        3,910
Cumulative effect of accounting
 change                                     -           -         524            -
                                      -------     -------    --------     --------
   Net income                         $ 1,778     $ 2,174    $  4,490     $  3,910
                                      =======     =======    ========     ========

Income per share:
 Income before cumulative effect
   of accounting change                  $.10        $.12    $    .22     $    .22
 Cumulative effect of accounting            -           -         .03            -
   change                             -------     -------    --------     --------

Net income per share                     $.10        $.12    $    .25     $    .22
                                      ========    =======    ========     ========

Dividends per share                      $.11        $.11    $    .22     $    .22
                                      -------     -------    --------     --------

Average number of common and
 common equivalent shares              18,040      18,034      18,095       18,125
                                      =======     =======    ========      =======

                             MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                           May 29,    November 28,
ASSETS                                       1994         1993
- - ------------------------------------------------------------------
                                         (Unaudited)
Current assets:

 Cash and cash equivalents                 $ 69,777       $ 76,040

 Marketable securities and short-term
    investments                              37,047         35,371

 Accounts receivable                         54,025         55,126

 Inventories                                 35,336         35,697

 Prepaid expenses and other                  11,231         11,473
                                           --------       --------

   Total current assets                     207,416        213,707
                                           --------       --------

Contracts receivable                         27,964         26,651

Service parts, net                            3,508          3,178

Property, plant and equipment, net           51,132         53,161

Other assets                                 20,916         21,619
                                           --------       --------

   Total assets                            $310,936       $318,316
                                           ========       ========

                             MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands except share and per share data)

                                                        May 29,     November 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1994           1993
- - ---------------------------------------------------------------------------------
                                                      (unaudited)
Current liabilities:
 Current portion of long-term debt                      $  4,402        $  4,516

 Accounts payable                                          4,381           6,732

 Accrued expenses                                         60,920          62,594

 Income taxes payable                                        657           2,145
                                                        --------        --------

   Total current liabilities                              70,360          75,987
                                                        --------        --------

Long-term debt                                            14,321          16,783

Deferred income taxes                                     11,759          13,682
                                                        --------        --------

   Total liabilities                                      96,440         106,452
                                                        --------        --------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock, $.01 par value:
 Authorized:  10,000,000 shares;
 issued and outstanding:  none                                 -               -

Common stock, $.01 par value:
 Authorized:  50,000,000 shares;
  outstanding:  1994 - 19,035,868 shares,
 1993 - 19,036,948 shares                                    190             190

Additional capital                                        75,344          75,202

Retained earnings                                        167,023         167,211

Net unrealized losses on marketable securities              (198)              -

Cumulative translation adjustments                        (4,988)         (5,707)

Less:  Treasury stock, at cost: 1994 - 1,107,288
     shares, 1993 - 1,192,726 shares                     (22,875)        (25,032)
                                                        --------        --------

  Total stockholders' equity                             214,496         211,864
                                                        --------        --------

  Total liabilities and stockholders' equity            $310,936        $318,316
                                                        ========        ========

                             MEASUREX CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                                                          Six Months Ended
                                                                                       ---------------------
                                                                                        May 29,     May 30,
                                                                                           1994        1993
- - ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  4,490    $  3,910
Non-cash items included in net income:
 Depreciation and amortization:
  Service parts                                                                             873         892
  Property, plant and equipment                                                           4,712       4,689
  Capitalized software and goodwill                                                       2,155       1,866
 Deferred income taxes                                                                   (1,923)        173
 Translation (gain)loss                                                                    (585)      2,724
 Inventory reserves                                                                         645       1,523
Net (increase) decrease in:
 Accounts and contracts receivable                                                          440      (5,630)
 Inventories and service parts                                                           (1,167)       (657)
 Prepaid and other                                                                          482      (1,107)
Net increase (decrease) in:
 Accounts payable and accrued expenses                                                   (4,326)    (10,882)
 Income taxes payable                                                                    (1,478)       (689)
Other, net                                                                                  837         349
                                                                                       --------    --------
Net cash provided by (used in) operating activities                                       5,155      (2,839)
                                                                                       --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of marketable securities and
 short-term investments                                                                 (51,928)    (42,941)
Sale of marketable securities and short-
 term investments                                                                        21,203      29,655
Maturities of short-term investments                                                     29,049      23,977
Acquisition of property, plant and equipment                                             (3,347)     (2,869)
Acquisition of subsidiary, net of cash acquired                                               -      (1,668)
Capitalized software                                                                     (1,591)     (1,151)
                                                                                       --------    --------
Net cash provided by (used in) investing activities                                      (6,614)      5,003
                                                                                       --------    --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Additions to long-term debt                                                                   -      21,921
Reductions of long-term debt                                                             (2,576)       (793)
Dividends                                                                                (3,936)     (3,970)
Stock issued under stock purchase and stock
 option plans                                                                             1,359         806
Payment for treasury stock                                                                    -      (2,914)
                                                                                       --------    --------
Net cash provided by (used in) financing activities                                      (5,153)     15,050
                                                                                       --------    --------
Effect of exchange rate fluctuations on
 cash and cash equivalents                                                                  349      (3,244)
                                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents                                     (6,263)     13,970
Cash and cash equivalents at beginning of period                                         76,040      74,368
                                                                                       --------    --------
Cash and cash equivalents at end of period                                             $ 69,777    $ 88,338
                                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                              $    666    $    195
 Income taxes                                                                          $  4,958    $  2,524

                             MEASUREX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                  ------------------------------------------

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

In the first quarter of 1994, the Company elected to adopt Financial Accounting Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities are deemed available for sale and therefore reported at fair value with net unrealized gains and losses reported net of related taxes as a separate component of stockholders' equity. When the decline in market value is considered other than temporary, the loss is charged to income as a write down. The Company believes that the fair value of its long-term debt approximates the carrying value of those obligations as of May 29, 1994. The fair value of the Company's long-term debt is estimated based on interest rates currently available to the Company for debt with similar terms and maturities.

                             MEASUREX CORPORATION

                          (May 29, 1994 - Unaudited)
            -------------------------------------------------------

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(In thousands)

                                                     May 29,      November 28,
                                                      1994           1993
                                                     ------       -----------
Accounts receivable                                  50,528          $52,037
Contracts receivable                                  9,445            8,579
Less:
  Allowance for noncollection and system returns      (5,948)         (5,490)
                                                     -------         -------
                                                     $54,025         $55,126
                                                     =======         =======

- - -------------------------------------------------------------------------------

CONTRACTS RECEIVABLE

Contracts receivable consist of the following:
(In thousands)

                                                     May 29,      November 28,
                                                      1994            1993
                                                     ------       -----------
Contracts receivable                                  38,926         $36,887
Less:
  Allowance for noncollection and system returns      (1,517)        (1,657)
                                                     -------         -------
                                                      37,409         35,230
Current portion                                       (9,445)        (8,579)
                                                     -------         -------
                                                      27,964         $26,651
                                                     =======         =======

Customer financing for systems is collateralized by security in the related asset. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Contracts receivable from two major customers amounted to approximately $11.1 million at May 29, 1994.

- - --------------------------------------------------------------------------------

INVENTORIES

Inventories consist of the following:
(In thousands)

                                                     May 29,      November 28,
                                                      1994           1993
                                                     -------      ------------
Purchased parts and components                       $18,316         $18,217
Work in process                                       10,283          10,733
Finished subassemblies and systems                     6,737           6,747
                                                     -------         -------
                                                     $35,336         $35,697
                                                     =======         =======

- - --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                          (May 29, 1994 - Unaudited)
            -------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and consist of the following:

(In thousands)                                  May 29,     November 28,
                                                 1994          1993
                                                --------    ------------
Property, plant and equipment                   $111,876      $110,005
Less: Accumulated depreciation                   (60,744)      (56,844)
                                                --------      --------
                                                $ 51,132      $ 53,161
                                                ========      ========

- - -------------------------------------------------------------------------
OTHER ASSETS

Other assets consist of the following:

(In thousands)                                  May 29,     November 28,
                                                 1994          1993
                                                --------    ------------
Capitalized software, net                          7,054       $ 7,246
Goodwill and other                                13,862        14,373
                                                --------       -------
                                                $ 20,916       $21,619
                                                ========       =======

- - --------------------------------------------------------------------------------
LONG-TERM DEBT

In May 1993, the Company borrowed $20.0 million under a 5.35% five-year unsecured term loan agreement with a bank. Proceeds from the loan were used principally to support the Company's United States equipment lease portfolio and provide a hedge against interest rate fluctuations. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998. The loan agreement contains certain restrictive covenants which include the maintenance of minimum consolidated cash balances, minimum tangible net worth, and certain financial ratios. The Company was in compliance with all covenants at May 29, 1994.

- - --------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

As of May 29, 1994, the Company had unsecured bank lines of credit agreements of $25.0 million, which provide for domestic and foreign currency borrowings, advances and guarantees, Bankers' Acceptances, and letters of credit. At that date, the Company was contingently liable for approximately $7.2 million relating principally to letters of credit issued.

The agreements, which expire during fiscal year 1994, require the Company to adhere to certain covenants regarding working capital, indebtedness, and minimum stockholders' equity. A revolving credit agreement ($20.0 million) provides for variable interest rates based on the London Interbank Offer Rate (LIBOR). Under a multicurrency credit agreement ($5.0 million), the Company may obtain loans at the lending bank's base rate plus 3/8%. The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

                             MEASUREX CORPORATION

                          (May 29, 1994 - Unaudited)
            -------------------------------------------------------

INTEREST INCOME AND OTHER

Components of Interest Income and other are as follows:
(In thousands)

                                  Three Months Ended     Six Months Ended
                                  -------------------   ------------------
                                  May 29,    May 30,    May 29,    May 30,
                                    1994       1993       1994       1993
                                  --------   --------   --------   -------

Interest income                    $1,232     $1,406     $2,910     $3,040
Foreign exchange gain (loss)         (107)      (162)      (239)      (282)
                                   ------     ------     ------     ------

                                   $1,125     $1,244     $2,671     $2,758
                                   ======     ======     ======     ======

- - --------------------------------------------------------------------------------

INCOME TAXES

The Company's effective tax rate is based on the estimated income and related tax provision for the entire year. It is the policy of the Company to provide U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future. Income tax payments of $5.0 million were made during the six months ended May 29, 1994.

Effective November 29, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 resulted in a cumulative adjustment which increased first quarter 1994 earnings by $0.5 million. After adoption of SFAS 109, the primary components of the Company's deferred tax assets and liabilities as of November 29, 1993, were as follows (in thousands):

                          (May 29, 1994 - Unaudited)
            -------------------------------------------------------


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
                                                            ========

- - --------------------------------------------------------------------------------

                                    MEASUREX CORPORATION
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- - --------------------------------------------------------------------------
OPERATIONS
- - ----------

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

With $106.8 million in cash and cash equivalents, marketable securities and short-term investments, Measurex's financial condition remained strong as of May 29, 1994. Net cash provided by operations during the first six months of 1994 was $5.2 million. Net income adjusted for noncash items was $10.4 million, down from $15.8 million in the first half of 1993. Offsetting the cash generated, accounts payable and accrued liabilities decreased $4.3 million primarily due to year-end profit sharing and bonus payments.

Net cash used in operations during the first half of 1993 was $2.8 million. Net income adjusted for noncash items was $15.8 million. Offsetting the cash generated, accounts and contracts receivable increased by $5.6 million, and accounts payable and accrued liabilities decreased $10.9 million. Accounts and contracts receivable increased due to higher system shipments into Japan where customers typically pay slower. Profit sharing payments as well as payments made for severance costs led to the decrease in accounts payable and accrued liabilities.

Excluding marketable securities and short-term investments, net cash used for investing activities totaled $4.9 million in the first half of 1994 as compared to $5.7 million in the first half of 1993. Investments in property, plant and equipment totaled $3.3 million during 1994, slightly higher than the level in 1993. No major facility expansions occurred in the first half of 1994 or are planned for the remainder of the year. On April 7, 1993, the Company acquired Roibox Oy, a worldwide supplier of web-inspection products for the paper industry, for a cash payment of approximately $2 million. Roibox Oy operates as a separate subsidiary of Measurex, with manufacturing, engineering, product marketing and sales support. The net assets and operating results from this subsidiary are included in the consolidated financial statements from the date of acquisition.

During the first half of 1994, cash used for financing activities totaled $5.1 million as compared to $15.1 million received from financing activities in the first half of 1993 primarily due to $20.0 million borrowed by the Company in May 1993 under a 5.35% five year unsecured bank loan. Proceeds from the loan were used to support the Company's United States equipment lease portfolio and provide a hedge against interest rate fluctuations. The Company was in compliance with all loan covenants at May 29, 1994. Cash used to reduce outstanding debt and pay dividends were partially offset by proceeds received from employee stock option and purchase plans in the first half of 1994.

As a result of the above operating, investing and financing activities, and giving effect to exchange rate fluctuations, the Company's cash and cash equivalents decreased $6.2 million from $76.0 million at year-end 1993 to $69.8 million at May 29, 1994 while marketable securities and short-term investments increased $1.7 million to $37.0 million. The Company's current ratio (current assets divided by current liabilities) was 2.9 at the end of the first half of 1994 compared to 2.8 at year-end 1993. Total debt was at 9% of stockholders' equity at May 29, 1994 compared to 10% at November 28, 1993.

                   MEASUREX CORPORATION

Item 2.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- - -------------------------------------------

As of May 29, 1994, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and short-term investments of $106.8 million and unsecured bank lines of credit of $25 million, of which $7.2 million
was committed to letters of credit.   The Company believes that its financial
resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during fiscal year 1994.

RESULTS OF OPERATIONS
- - ---------------------

System orders for the second quarter of 1994 were $39 million, down 7 percent from $42 million in 1993's second quarter. Orders in the United States exceeded last year's second quarter, while orders in most other major geographic areas were lower. For the first half of 1994, orders were $70 million versus $76 million in the comparable prior year period reflecting lower orders in the Asian market but higher orders in the United States.

System backlog at the end of 1994's second quarter was $85 million. This was down 7 percent from $91 million in the comparable period a year ago. Approximately 90 percent of the $85 million backlog is scheduled to be shipped during the next 12 months. Backlog was lower in most markets except the United States.

Systems revenue was $36.5 million in the second quarter of 1994, 10% lower than the prior year's second quarter. Systems revenue of $74.1 million for the first half of 1994 was 5% lower than the first half of 1993. Overall sales continued to be restrained by a depressed market in the paper industry and ongoing price competition. Service and other revenues increased $0.6 million to $26.1 million in the second quarter of 1994 from $25.5 million in the second quarter of 1993. The improvement in revenues was attributable to call-out service billings. Service revenues for the first half of 1994 were about the same as the first half of 1993.

Margins on systems revenue were 36% in the second quarter of 1994 as compared to 35% in the second quarter of 1993. System margins for the first half of 1994 were 3% higher than the first half of 1993. The lower system margin in 1993 resulted primarily from the factory startup costs and initial installation costs for the new MXOpen (Trade Mark) product line. Service and other margins were 37% in the second quarter and first half of 1994 slightly higher than the comparable periods of 1993. The improvement in service margins reflected ongoing cost controls and better utilization of field service resources.

Product development expense decreased $0.6 million (11%) to $4.9 million in the second quarter of 1994 from $5.5 million in the second quarter of 1993 due to higher software capitalization. Measurex capitalized $0.9 million and $0.3 million of software development costs in the second quarter of 1994 and 1993, respectively. Amortization of capitalized software to system costs totaled $0.9 million in the second quarter of 1994 and 1993. The Company's future results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides. To this end, the Company believes it is critical to continue to make investments in new product development. In June 1994, the Company introduced the MXOpen (Trade Mark) Networked Solutions product line to the Industrial Systems market at the National Plastics Exposition in Chicago, Illinois.

                   MEASUREX CORPORATION

Item 2.

RESULTS OF OPERATIONS (CONTINUED)
- - ---------------------------------

Selling and administrative expenses of $15.8 million in the second quarter of 1994 were slightly lower than the same period of a year ago. Selling and administrative expense increased $.9 million (3%) from $30.3 million in the first half of 1993 to $31.2 million in the same period in 1994. This increase in expenditures in 1994 over 1993 was attributable in part to the inclusion of Roibox operations beginning in the second quarter of 1993 and higher profit sharing expenses.

The Company plans to continue to tightly control expenditures in all areas to ensure that expenses are in line with projected shipment levels.

In the first quarter of 1994, the Company elected to adopt Financial Accounting Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities are deemed available for sale and therefore reported at fair value with net unrealized gains and losses reported net of related taxes as a separate component of stockholders' equity. When the decline in market value is considered other than temporary, the loss is charged to income as a write down.

The Company's effective tax rate during the second quarter of 1994 was 43%, compared with 35% during the second quarter of 1993. The effective tax rate for the first half of 1994 was 39% versus 35% for the first half of 1993. The increase in the tax rate is due to a change in the geographic mix of earnings. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of this change increased net income by $0.5 million, or $0.03 per share.

Net income for the second quarter of 1994 was $1.8 million, or $0.10 a share, compared with $2.2 million or $0.12 a share in 1993's second quarter. Income before cumulative effect of accounting change was $3.9 million, or $0.22 per share the first half of 1994 and 1993. Interest income in the second quarter and first half of 1994 was slightly lower than the same periods in 1993.

                             MEASUREX CORPORATION

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders at its principal executive office, One Results Way, Cupertino, California, at 10:00 a.m. Tuesday, April 19, 1994. The results of voting at said meeting were as follows:

         MATTER 1: The following individuals were elected to the Company's Board of Directors by a vote of the stockholders:

                                                  FOR                 WITHHOLD
                                               ------------         -----------

          Paul Bancroft III                     15,067,818              55,990
          Dwight C. Baum                        15,053,695              70,113
          John C. Gingerich                     15,066,500              57,308

         In addition, the term of office as a director continued subsequent to the meeting for the following individuals:

         David A. Bossen,         Chairman of the Board of Directors and Chief
                                    Executive Officer, Measurex Corporation

         Orion L. Hoch            Director

         Jeffery T. Grade         Director

         John W. Larson           Director

         J. W. McKittrick         Director

         Graham Tyson             Director

         MATTER 2: A proposal to amend the Company's Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,000,000 to 1,225,000 shares was approved by a vote of the stockholders as follows:

                    FOR             AGAINST           ABSTAIN
                ------------      -----------         -------

                 13,841,151        1,212,578           70,079


         MATTER 3: A proposal to ratify the selection of Coopers & Lybrand, as independent auditors of the Company was approved by a vote of the stockholders as follows:

                    FOR             AGAINST           ABSTAIN
                ------------      -----------         -------

                 14,700,114          174,952          248,742

                             MEASUREX CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


          (a) Exhibits


              Exhibit 11 - Computation of Net Income Per Share


          (b) Reports on Form 8-K


              No report on Form 8-K has been filed during the quarter ended May 29, 1994.

                             MEASUREX CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Measurex Corporation
                                           ----------------------------
                                                    (Registrant)



Date:  July 11, 1994                       By: /s/  Carl A. Thomsen
                                               --------------------------
                                               Senior Vice President and
                                               Chief Financial Officer

EXHIBIT 11
                             MEASUREX CORPORATION

                      COMPUTATION OF NET INCOME PER SHARE
                                  (Unaudited)
                      -----------------------------------
              (Dollar amounts in thousands except per share data)


                                                          Three Months Ended         Six Months Ended
                                                      ----------------------       --------------------
                                                      May 29,       May 30,        May 29,     May 30,
                                                        1994         1993           1994        1993
- - --------------------------------------------------------------------------------------------------------
Primary:

  Average shares outstanding                            17,918        17,997       17,902       18,017

  Net effect of dilutive stock options
   based on the treasury stock method
   using average market price                              122            37          193          108
                                                       -------       -------      -------      -------

  Average common and common
   equivalent shares outstanding                        18,040        18,034       18,095       18,125
                                                       =======       =======      =======      =======
  Income before cumulative effect of
   accounting change                                   $ 1,778       $ 2,174      $ 3,966      $ 3,910
                                                       =======       =======      =======      =======
  Net income                                           $ 1,778       $ 2,174      $ 4,490      $ 3,910
                                                       =======       =======      =======      =======

  Income per share before cumulative effect
   of accounting change                                $   .10       $   .12      $   .22      $  . 22
                                                       =======       =======      =======      =======
  Net income per share                                 $   .10       $   .12      $   .25      $  . 22
                                                       =======       =======      =======      =======

Fully diluted:  (Note A)

  Average shares outstanding                           17,918        17,997       17,902        18,017

  Net effect of dilutive stock options
   based on the treasury stock method
   using quarter-end market price or
   average market price when greater
   than quarter-end price                                 122            41         199           117
                                                      -------       -------     -------       -------

  Average common and common
   equivalent shares outstanding                       18,040        18,038      18,101        18,134
                                                      =======       =======      =======      =======
  Income before cumulative effect of
  accounting change                                   $ 1,778       $ 2,174     $ 3,966       $ 3,910
                                                      =======       =======      =======      =======

  Net income                                          $ 1,778       $ 2,174     $ 4,490       $ 3,910
                                                      =======       =======      =======      =======

  Income per share before cumulative effect
   of accounting change                               $   .10       $   .12     $   .22       $   .22
                                                      =======       =======      =======      =======

  Net income per share                                $   .10       $   .12     $   .25       $   .22
                                                      =======       =======      =======      =======

- - --------------------------------------------------------------------------------
Note A: Fully diluted earnings per share have been calculated in accordance with
Accounting Principles Board Opinion No. 15, "Earnings Per Share".