Form 10-Q
period 1994-08-28
MEASUREX CORP /DE/
filed 1994-10-12
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 1994


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


Commission File Number 1-8770



                    M E A S U R E X    C O R P O R A T I O N
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                                  94-1658697
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                 One Results Way, Cupertino, California 95014
- - --------------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)


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


         Common stock outstanding at September 30, 1994: 18,013,023(1)


(1) Excludes common stock held in treasury.

 This document contains 18 pages, with the Exhibit Index located on pages 15.

                             MEASUREX CORPORATION


                                     Index



Part I.  Financial Information                                      Page No.
- - ------------------------------                                      --------



 Item 1.    Financial Statements
            Consolidated Statements of Income -
             Three Months and Nine Months ended August 28, 1994
             and August 29, 1993                                       3


            Consolidated Balance Sheets -
             August 28, 1994 and November 28, 1993                     4-5


            Consolidated Statements of Cash Flows -
             Nine Months ended August 28, 1994 and
             August 29, 1993                                           6


            Notes to Consolidated Financial Statements                 7-11


 Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12-14



Part II.  Other Information
- - ---------------------------

 Item 1.    Legal Proceedings                                         15

 Item 2.    Changes in Securities                                     15

 Item 3,    Defaults Upon Senior Securities                           15

 Item 4.    Submission of Matters to a Vote of Security Holders       15

 Item 5.    Other Information                                         15

 Item 6.    Exhibits and Reports on Form 8-K                          15

            Signatures                                                16

            Exhibits:

                10  -    Material contracts
                11  -    Computation of Net Income Per Share
                27  -    Financial Data Schedule

Part I.   Financial Information

  Item 1.   Financial Statements

                             MEASUREX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                     Three Months Ended       Nine Months Ended
                                    ---------------------   ----------------------
                                    August 28, August 29,   August 28,  August 29,
                                       1994       1993        1994        1993
- - ----------------------------------------------------------------------------------
Revenues:

 Systems                              $39,542    $38,324    $113,642    $116,401
 Service and other                     26,112     25,944      76,235      75,847
                                      -------    -------    --------    --------
   Total revenues                      65,654     64,268     189,877     192,248
                                      -------    -------    --------    --------

Operating costs and expenses:

 Systems                               25,439     24,593      72,659      76,733
 Service and other                     16,541     16,068      47,899      48,221
 Product development                    4,985      5,550      14,929      15,454
 Selling and administrative            15,681     15,674      46,886      45,986
                                      -------    -------    --------    --------
  Total operating costs
    and expenses                       62,646     61,885     182,373     186,394
                                      -------    -------    --------    --------

Earnings from operations                3,008      2,383       7,504       5,854

Other income (expense):

 Interest expense                        (331)      (411)       (997)       (583)
 Interest income and other              1,484      1,632       4,155       4,390
                                      -------    -------    --------    --------
  Total other income, net               1,153      1,221       3,158       3,807
                                      -------    -------    --------    --------

Income before income taxes and
 cumulative effect of accounting
 change                                 4,161      3,604      10,662       9,661
Provision for income taxes              1,623      1,261       4,158       3,408
                                      -------    -------    --------    --------

Income before cumulative effect
 of accounting change                   2,538      2,343       6,504       6,253
Cumulative effect of accounting
 change                                     -          -         524           -
                                      -------    -------    --------    --------
  Net income                          $ 2,538    $ 2,343    $  7,028    $  6,253
                                      =======    =======    ========    ========

Income per share:
 Income before cumulative effect
  of accounting change                $   .14    $   .13    $    .36    $    .35
 Cumulative effect of accounting
  change                                    -          -         .03           -
                                      -------    -------    --------    --------

Net income per share                  $   .14    $   .13    $    .39    $    .35
                                      =======    =======    ========    ========

Dividends per share                   $   .11    $   .11    $    .33    $    .33
                                      =======    =======    ========    ========

Average number of common and
 common equivalent shares              18,103     17,945      18,098      18,065
                                      =======    =======    ========    ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                            August 28,      November 28,
ASSETS                                        1994              1993
- - ------------------------------------------------------------------------
                                           (Unaudited)
Current assets:

 Cash and cash equivalents                   $ 77,352        $ 76,040

 Marketable securities and short-term
    investments                                23,471          35,371

 Accounts receivable                           58,781          55,126

 Inventories                                   33,597          35,697

 Prepaid expenses and other                    11,779          11,473
                                             --------        --------

   Total current assets                       204,980         213,707
                                             --------        --------

Contracts receivable                           30,455          26,651

Service parts, net                              3,823           3,178

Property, plant and equipment, net             50,889          53,161

Other assets                                   20,789          21,619
                                             --------        --------

   Total assets                              $310,936        $318,316
                                             ========        ========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             MEASUREX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands except share and per share data)


                                                    August 28,    November 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1994           1993
- - ------------------------------------------------------------------------------
                                                    (Unaudited)
Current liabilities:

 Short-term debt                                      $  4,063    $      -

 Current portion of long-term debt                       4,377           4,516

 Accounts payable                                        4,494           6,732

 Accrued expenses                                       55,744          62,594

 Income taxes payable                                      633           2,145
                                                      --------        --------

   Total current liabilities                            69,311          75,987
                                                      --------        --------

Long-term debt                                          13,257          16,783

Deferred income taxes                                   11,768          13,682
                                                      --------        --------

   Total liabilities                                    94,336         106,452
                                                      --------        --------

Commitments and Contingencies                                -               -

Stockholders' Equity:

Preferred stock, $.01 par value:
 Authorized:  10,000,000 shares;
 issued and outstanding:  none                               -               -

Common stock, $.01 par value:
 Authorized:  50,000,000 shares;
 outstanding:  1994 - 19,035,868 shares,
 1993 - 19,036,948 shares                                  190             190

Additional capital                                      75,379          75,202

Retained earnings                                      167,231         167,211

Net unrealized losses on marketable securities            (252)              -

Cumulative translation adjustments                      (4,020)         (5,707)

Less:  Treasury stock, at cost: 1994 - 1,069,304
     shares, 1993 - 1,192,726 shares                   (21,928)        (25,032)
                                                      --------        --------

  Total stockholders' equity                           216,600         211,864
                                                      --------        --------

  Total liabilities and stockholders' equity          $310,936        $318,316
                                                      ========        ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             MEASUREX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                                Nine Months Ended
                                                            -------------------------
                                                            August 28,    August 29,
                                                               1994          1993
- - -------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  7,028      $  6,253
Non-cash items included in net income:
 Depreciation and amortization:
   Service parts                                                   791         1,065
   Property, plant and equipment                                 6,867         7,391
   Capitalized software and goodwill                             3,222         2,895
 Deferred income taxes                                          (1,914)          173
 Translation (gain)loss                                           (477)        4,421
 Inventory reserves                                                762         2,183
Net (increase) decrease in:
 Accounts and contracts receivable                              (4,831)       (9,113)
 Inventories and service parts                                     440        (1,773)
 Prepaid and other                                                 (45)         (511)
Net increase (decrease) in:
 Accounts payable and accrued expenses                         (10,482)      (15,561)
 Income taxes payable                                           (1,661)       (1,559)
Other, net                                                         875           786
                                                              --------      --------
   Net cash provided by (used in) operating activities             575        (3,350)
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities and
 short-term investments                                        (73,724)      (70,791)
Sale of marketable securities and short-
 term investments                                               34,339        40,158
Maturities of short-term investments                            51,285        37,112
Acquisition of property, plant and equipment                    (5,044)       (5,582)
Acquisition of subsidiary, net of cash acquired                      -        (1,668)
Capitalized software                                            (2,307)       (1,265)
                                                              --------      --------
   Net cash provided by (used in) investing activities           4,549        (2,036)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to short-term debt                                     4,063             -
Additions to long-term debt                                          -        21,971
Reductions of long-term debt                                    (3,665)         (978)
Dividends                                                       (5,908)       (5,926)
Stock issued under stock purchase and stock
 option plans                                                    1,929         1,382
Payment for treasury stock                                           -        (5,160)
                                                              --------      --------
   Net cash provided by (used in) financing activities          (3,581)       11,289
                                                              --------      --------

Effect of exchange rate fluctuations on
 cash and cash equivalents                                        (231)       (5,570)
                                                              --------      --------
Net increase in cash and cash equivalents                        1,312           333
Cash and cash equivalents at beginning of period                76,040        74,368
                                                              --------      --------
Cash and cash equivalents at end of period                    $ 77,352      $ 74,701
                                                              ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                     $   997       $   583
 Income taxes                                                 $ 7,029       $ 5,187


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             MEASUREX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                  ------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all the disclosures which are presented in the Measurex Corporation ("the Company") Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

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


Consolidations

The consolidated financial statements include the accounts of all subsidiaries after elimination of inter company balances and transactions. The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format.


Net Income per Share

Net income per share is computed based on the weighted average number of common shares outstanding during the year adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutive effect on the computation.


Fiscal Year

The Company uses a 52-53 week fiscal year. 1994 and 1993 are 52 week fiscal years.


Fair Value of Financial Instruments

In the first quarter of 1994, the Company elected to adopt Financial Accounting Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities are deemed available for sale and therefore reported at fair value with net unrealized gains and losses reported net of related taxes as a separate component of stockholders' equity. When the decline in market value is considered other than temporary, the loss is charged to income as a write down. The Company believes that the fair value of its long-term debt approximates the carrying value of those obligations as of August 28, 1994. The fair value of the Company's long-term debt is estimated based on interest rates currently available to the Company for debt with similar terms and maturities.

                             MEASUREX CORPORATION

                         (August 28, 1994 - Unaudited)
                         -----------------------------

NOTE 2. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:
(In thousands)

                                                      August 28,   November 28,
                                                         1994          1993
                                                      ---------    ------------
Accounts receivable                                    $ 54,444       $52,037
Contracts receivable                                     10,454         8,579
Less:
  Allowance for non-collection and system returns        (6,117)       (5,490)
                                                       --------       -------
                                                       $ 58,781       $55,126
                                                       ========       =======

- - --------------------------------------------------------------------------------

NOTE 3. CONTRACTS RECEIVABLE

Contracts receivable consist of the following:
(In thousands)

                                                      August 28,   November 28,
                                                        1994          1993
                                                      --------    ------------
Contracts receivable                                  $ 42,742       $36,887
Less:
  Allowance for noncollection and system returns        (1,833)       (1,657)
                                                      --------       -------
                                                        40,909        35,230
Current portion                                        (10,454)       (8,579)
                                                      --------       -------
                                                      $ 30,455       $26,651
                                                      ========       =======

Customer financing for systems is collateralized by security in the related asset. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Contracts receivable from two major customers amounted to approximately $11.2 million at August 28, 1994.

- - --------------------------------------------------------------------------------

NOTE 4. INVENTORIES

Inventories consist of the following:
(In thousands)

                                                      August 28,    November 28,
                                                         1994           1993
                                                      ----------    ------------
Purchased parts and components                          $18,760        $18,217
Work in process                                           9,307         10,733
Finished subassemblies and systems                        5,530          6,747
                                                        -------        -------
                                                        $33,597        $35,697
                                                        =======        =======

- - --------------------------------------------------------------------------------

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and consist of the following:
(In thousands)

                                                      August 28,    November 28,
                                                         1994            1993
                                                      ----------    ------------
Property, plant and equipment                          $113,991       $110,005
Less: Accumulated depreciation                          (63,102)       (56,844)
                                                       --------       --------
                                                       $ 50,889       $ 53,161
                                                       ========       ========

- - --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                         (August 28, 1994 - Unaudited)
                         -----------------------------

NOTE 6. OTHER ASSETS

Other assets consist of the following:
(In thousands)

                                                     August 28,    November 28,
                                                        1994           1993
                                                     ---------     ------------
Capitalized software, net                             $ 6,893         $ 7,246
Goodwill and other                                     13,896          14,373
                                                      -------         -------
                                                      $20,789         $21,619
                                                      =======         =======

- - --------------------------------------------------------------------------------

NOTE 7. SHORT-TERM DEBT

The Company borrowed $4.1 million against its unsecured multicurrency line of credit with a bank in July 1994. The proceeds of the loan were used to fund the working capital needs of the Company's subsidiary in Japan.

- - --------------------------------------------------------------------------------
NOTE 8. LONG-TERM DEBT

In May 1993, the Company borrowed $20.0 million under a 5.35% five-year unsecured term loan agreement with a bank. Proceeds from the loan were used principally to support the Company's United States equipment lease portfolio and provide a hedge against interest rate fluctuations. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998. The loan agreement contains certain restrictive covenants which include the maintenance of minimum consolidated cash balances, minimum tangible net worth, and certain financial ratios. The Company was in compliance with all covenants at August 28, 1994.

- - --------------------------------------------------------------------------------

NOTE 9. COMMITMENTS AND CONTINGENCIES

As of August 28, 1994, the Company had unsecured bank lines of credit agreements of $30.0 million, which provide for domestic and foreign currency borrowings, advances and guarantees, Bankers' Acceptances, and letters of credit. At that date, the Company was contingently liable for approximately $6.7 million relating principally to letters of credit issued.

The agreements, which expire during fiscal year 1994 except for the unsecured bank lines of credit which expire in fiscal 1995, require the Company to adhere to certain covenants regarding working capital, indebtedness, and minimum stockholders' equity. A revolving credit agreement ($20 million) provides for variable interest rates based on the London Interbank Offer Rate (LIBOR). Under a multicurrency credit agreement ($10 million), the Company may obtain loans at the lending bank's base rate plus 3/8%.

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

- - --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                         (August 28, 1994 - Unaudited)
                         -----------------------------

NOTE 10. INTEREST INCOME AND OTHER

Components of interest income and other
are as follows:
(In thousands)

                                      Three Months Ended          Nine Months Ended
                                   -------------------------   -------------------------

                                   August 28,    August 29,    August 28,    August 29,
                                      1994          1993          1994          1993
                                   -----------   -----------   -----------   -----------

Interest income                        $1,933        $1,675        $5,283        $4,715
Loss on Marketable Securities            (380)            -          (820)            -
Foreign exchange gain (loss)              (69)          (43)         (308)         (325)
                                       ------        ------        ------        ------

                                       $1,484        $1,632        $4,155        $4,390
                                       ======        ======        ======        ======

During the first nine months of 1994, the Company recorded a loss of $0.8 million relating to an unrealized loss on Marketable Securities that is not expected to be recovered.

- - --------------------------------------------------------------------------------

NOTE 11. INCOME TAXES

The Company's effective tax rate is based on the estimated income and related tax provision for the entire year. It is the policy of the Company to provide U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future. Income tax payments of $7.0 million were made during the nine months ended August 28, 1994.

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

      Deferred income tax assets:
         Non-collection and system return
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
                                                        ========

- - --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                         (August 28, 1994 - Unaudited)
                    ---------------------------------------

NOTE 12. SUBSEQUENT EVENT

On September 14, 1994, the Company announced its intentions to reorganize a portion of its operations by establishing an independent Industrial Systems Division to better focus on the plastics, aluminum and other industries. The Company indicated that it has also developed a cross-functional team organization for the Cupertino and Ireland operations that eliminates a layer of management and is expected to improve both time to market and product cost. In addition, some overseas facilities are being consolidated. These actions will result in the reduction of approximately 100 positions. The changes were approved by the Board of Directors on September 7, 1994 and will result in an estimated restructuring charge of approximately $7.0 million in the fourth quarter of fiscal 1994.

- - --------------------------------------------------------------------------------

                             MEASUREX CORPORATION
Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations
- - ----------


Liquidity and Capital Resources
- - -------------------------------

With $100.8 million in cash and cash equivalents, marketable securities and short-term investments, Measurex's financial condition remained strong as of August 28, 1994. Net cash provided by operations during the first nine months of 1994 was approximately $0.6 million. Net income adjusted for noncash items was $16.3 million, down from $24.4 million in the first nine months of 1993. Offsetting the cash generated, accounts payable and accrued liabilities decreased $10.5 million, and accounts and contracts receivable increased by $4.8 million. Increases in accounts and contracts receivable are primarily due to increases in leasing activities. Accounts payable and accrued expenses decreased due to severance payments and lower spending as a result of workforce reductions.

Net cash used in operations during the first nine months of 1993 was $3.4 million. Net income adjusted for noncash items was $24.4 million for the first nine months of 1993. Offsetting the cash generated, accounts and contracts receivable increased by $9.1 million, and accounts payable and accrued liabilities decreased $15.6 million. Accounts and contracts receivable increased due to higher system shipments into Japan where customers typically pay more slowly. Payments made for severance costs led to the decrease in accounts payable and accrued liabilities.

Excluding marketable securities and short-term investments, net cash used for investing activities totaled approximately $7.4 million in the first nine months of 1994 as compared to approximately $8.5 million in the first nine months of 1993. Investments in property, plant and equipment totaled $5.0 million during 1994, slightly less than the level in 1993. No major facility expansions occurred in the first nine months of 1994, or are planned for the remainder of the year. On April 7, 1993, the Company acquired Roibox Oy, a worldwide supplier of web-inspection products for the paper industry, for a cash payment of approximately $2 million. Roibox Oy operates as a separate subsidiary of Measurex, with manufacturing, engineering, product marketing and sales support. The net assets and operating results from this subsidiary are included in the consolidated financial statements from the date of acquisition.

During the first nine months of 1994, cash used for financing activities totaled $3.6 million as compared to $11.3 million received from financing activities in the first nine months of 1993 primarily due to $20.0 million borrowed by the Company, in May 1993, under a 5.35% five year unsecured bank loan. Proceeds from the loan were used to support the Company's United States equipment lease portfolio and provide a hedge against interest rate fluctuations. The Company was in compliance with all loan covenants as of August 28, 1994. In July 1994, the Company borrowed $4.1 million against its unsecured multicurrency line of credit. The proceeds of the loan were used to fund the working capital needs of its subsidiary in Japan. Cash used to reduce outstanding debt and pay dividends were partially offset by proceeds received from employee stock option and purchase plans in the first nine months of 1994.

As a result of the above operating, investing and financing activities, and giving effect to exchange rate fluctuations, the Company's cash and cash equivalents increased $1.4 million from $76.0 million at year-end 1993 to $77.4 million at August 28, 1994 while marketable securities and short-term investments decreased $11.9 million to $23.5 million. The Company's current ratio (current assets divided by current liabilities) was approximately 3.0 as of August 28, 1994 compared to 2.8 at year-end 1993. Total debt was 10% of stockholders' equity at August 28, 1994 and November 28, 1993.

As of August 28, 1994, the Company's principal sources of liquidity included cash, cash equivalents, marketable securities and short-term investments of $100.8 million and unsecured bank lines of credit of $30.0 million, of which $6.7 million was committed to letters of credit. In July 1994, the Company negotiated a $5.0 million increase in its unsecured multicurrency line of
credit.   The Company believes that its financial resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends at least through the first six months of fiscal year 1995 at which time the Company's lines of credits are subject to renewal.

                             MEASUREX CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations  (cont.)
- - -------------------

Results of Operations
- - ---------------------

System orders for the third quarter ended August 28, 1994 were $38 million, an increase of 15 percent from $33 million during the third quarter ended August 29, 1993. Orders for Pulp and Paper products for the third quarter of 1994 increased 25% over the same period in 1993. This increase was partially offset by a decrease in Industrial system orders. For the first nine months ended August 28, 1994, orders were $108 million versus $109 million in the comparable prior year period reflecting lower Industrial system orders.

System backlog at the end of 1994's third quarter was $83 million. This was down three percent from $86 million in the comparable period a year ago. Approximately 90 percent of the $83 million backlog is scheduled to be shipped during the next 12 months. The backlog reduction is due primarily to the Company's focus on reducing the manufacturing cycle time for it's systems.

Systems revenue increased by three percent to $39.5 million in the third quarter ended August 28,1994 compared to $38.3 million in the third quarter ended August 29, 1993. Systems revenue of $113.6 million for the nine months ended August 28,1994 declined by two percent from 1993 results. Overall sales continued to be restrained by a depressed European market in the paper industry and ongoing price competition. Service and other revenues increased $0.2 million to $26.1 million in the third quarter of 1994 from $25.9 million in the third quarter of 1993. Service revenues totaled $76.2 million for the first nine months of 1994 and remained unchanged from the comparable period in 1993.

Margins on systems revenue remained level at 36% of systems revenue in the third quarter of 1994 and 1993. System margins for the first nine months of 1994 increased to 36% from 34% for the first nine months of 1993. System margins in 1993 were reduced primarily by factory startup costs and the initial installation costs for the new MXOpen(TM) product line. Service and other margins were 37% in the third quarter and first nine months of 1994. Third quarter margins in 1994 were slightly less than in the third quarter of 1993 while service and other margins for the first nine months in 1994 were slightly greater than the comparable period in 1993. The improvement in service margins for the first nine months reflected ongoing cost controls and better utilization of field service resources.

Product development expense decreased $0.6 million (10%) to $5.0 million in the third quarter of 1994 from $5.6 million in the third quarter of 1993 due to higher software capitalization. Measurex capitalized $0.7 million in the third quarter of 1994 as compared to $0.1 million in 1993. Amortization of capitalized software to system costs totaled $0.9 million in the third quarters of 1994 and 1993. The Company's future results depend, to a considerable extent, on its ability to maintain a competitive advantage in both the products and services it provides. To this end, the Company believes it is critical to continue to make investments in new product development.

Selling and administrative expenses of $15.7 million in the third quarter of 1994 remained unchanged from the same period of a year ago. For the first three quarters of 1994, selling and administrative expenses increased $.9 million (2%) from $46.0 million in the first three quarters of 1993 to $46.9 million in the same period of 1994. This increase in expenditures in 1994 over 1993 was attributable, in part, to the inclusion of Roibox operations beginning in the second quarter of 1993 and higher profit sharing expenses.

On September 14, 1994, the Company announced its intentions to reorganize a portion of its operations by establishing an independent Industrial Systems Division to better focus on the plastics, aluminum and other industries. The Company indicated that it has also developed a cross-functional team organization for the Cupertino and Ireland operations that eliminates a layer of management and is expected to improve both time to market and product cost. In addition, some overseas facilities are being consolidated. These actions will result in the reduction of approximately 100 positions. The changes were approved by the Board of Directors on September 7, 1994 and will result in an estimated restructuring charge of approximately $7.0 million in the fourth quarter of fiscal 1994.

                             MEASUREX CORPORATION

Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations  (cont.)
- - -------------------

Results of Operations (cont)
- - ----------------------------


Interest income and other in the third quarter and first nine months of 1994 was slightly lower than the same periods in 1993. This is due primarily to an unrealized loss on Marketable Securities that is not expected to be recovered. In the third quarter of 1994, the loss on Marketable Securities was $0.4 million and $0.8 million for the first nine months of 1994.

In the first quarter of 1994, the Company elected to adopt Financial Accounting Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". All marketable securities are deemed available for sale and therefore reported at fair value with net unrealized gains and losses reported net of related taxes as a separate component of stockholders' equity. As of August 28, 1994, unrealized losses included in stockholder's equity total $0.3 million. When the decline in market value is considered other than temporary, the loss is charged to income as a write down.

The Company's effective tax rate during the third quarter of 1994 was 39%, compared with 35% during the third quarter of 1993. The effective tax rate for the first three quarters of 1994 was 39% versus 35% for the first three quarters of 1993. The increase in the tax rate is due to a change in the geographic mix of earnings. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of this change increased net income by $0.5 million, or $0.03 per share.

Net income for the third quarter of 1994 was $2.5 million, or $0.14 a share, compared with $2.3 million or $0.13 a share in 1993's third quarter. Income before cumulative effect of accounting change was $6.5 million, or $0.36 per share the first three quarters of 1994 and $6.3 million or $0.35 per share in the comparable 1993 period.

                             MEASUREX CORPORATION

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K (cont)
         ---------------------------------------


         (a)  Exhibits


         Exhibit
         Number                             Exhibit Title
         --------  ------------------------------------------------------------


         10.11* Copy of Credit Agreement dated as of July 22, 1993, between Measurex Corporation and ABN Amro Bank N.V. San Francisco International Branch And/Or Cayman Islands Branch.

         10.12* Copy of Multicurrency Credit Agreement dated as of October 29, 1993 between Measurex Corporation and Bank of America National Trust and Savings Association, as amended.

         10.13* Copy of Amendment to Multicurrency Credit Agreement dated as of October 29, 1993 between Measurex Corporation and Bank of America National Trust and Savings Association, dated as of May 31, 1994, as amended.

         10.14* Copy of Second Amendment to Multicurrency Credit Agreement dated as of October 29, 1993 between Measurex Corporation and Bank of America National Trust and Savings Association, dated as of July 29, 1994, as amended.

         11.0 Computation of Net Income per Share of Common Stock of the Registrant.

         27.0      Financial Data Schedule

         Other exhibits have not been filed because conditions requiring filing do not exist.

         * Material contracts not incorporated by reference filed as separate exhibits.

         (b) Reports on Form 8-K

               No report on Form 8-K has been filed during the quarter ended August 28, 1994.

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



                                               Measurex Corporation
                                           ----------------------------
                                                   (Registrant)



Date:  October 10, 1994                    By:/s/ Robert McAdams Jr.
                                              -------------------------
                                              Senior Vice President and
                                              Chief Financial Officer