Form 10-K
period 1994-11-27
MEASUREX CORP /DE/
filed 1995-02-24
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended November 27, 1994.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the transition period from              to              .
                                    ------------    -------------

     Commission File Number 1-8770

                    M E A S U R E X   C O R P O R A T I O N
            (Exact name of Registrant as specified in its charter)

            Delaware
(State or other jurisdiction of                          94-1658697
 incorporation or Organization)            (I.R.S. Employer Identification No.)

                 One Results Way, Cupertino, California 95014
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 255-1500

          Securities registered pursuant to Section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
     -------------------            ----------------------------------------
Common Stock, $0.01 par value               New York Stock Exchange
                                            Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                    None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stocks held by
 non-affiliates as of January 31, 1995                              $355,356,116

Number of shares of common stock outstanding as
 of January 31, 1995                                                  16,210,205

                    --------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the fiscal year ended November 27, 1994, are incorporated by reference into Parts I, II and IV.

   Portions of the Proxy Statement for registrant's 1995 Annual Meeting of Shareholders to be held April 18, 1995, are incorporated into Part III.

   This Report on Form 10-K includes 197 pages with the Index to Exhibits
                                     ---
located on pages 21 to 22.
                 --    --

                             MEASUREX CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                       FOR YEAR ENDED NOVEMBER 27, 1994

                                                                         Page
                                                                         -----
                                    PART I

Item 1          Business                                                     3
Item 2          Properties                                                  10
Item 3          Legal Proceedings                                           10
Item 4          Submission of Matters to a Vote of Security Holders         10
Executive Officers of the Registrant                                     11-12

                                    PART II

Item 5          Market for the Registrant's Common Equity and Related
                Shareholder Matters                                         13
Item 6          Selected Financial Data                                     13
Item 7          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13
Item 8          Financial Statements and Supplementary Financial  Data      13
Item 9          Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         13

                                       PART III

Item 10         Directors and Executive Officers of the Registrant          14
Item 11         Executive Compensation                                      14
Item 12         Security Ownership of Certain Beneficial Owners
                and Management                                              14
Item 13         Certain Relationships and Related Transactions              14

                                    PART IV

Item 14         Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                 15
Signatures                                                                  16

                                    PART I

ITEM 1.  BUSINESS

GENERAL

    Measurex Corporation (the "Company") provides its customers computer-integrated manufacturing through design, production, marketing and servicing of sensor-based information and control systems. The Company's broad, integrated product line ensures economic results for customers by increasing productivity, reducing raw material usage and energy consumption, and improving product quality and uniformity.

    Measurex's primary marketplace is within the manufacturing industries that produce products by continuous or batch processes. The principal industries served by the Company are: pulp and paper, plastics, metals, rubber and chemicals.

    Measurex supports its systems with a worldwide sales, support and service organization totaling approximately 1,280 employees. Service technicians work directly with customers, in their plants and mills, providing an important and stable source of revenue. The service teams provide quality installations, training and continuing service support to ensure results for the Company's customers.

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

                                            Fiscal Year
                           ---------------------------------------------
                               1994            1993            1992
                           -------------   -------------   -------------
Systems used in:
   Pulp and Paper          $133.0    85%   $128.6    84%   $116.7    79%
   Industrial Systems        23.3    15%     24.2    16%     31.7    21%
                           ------   ---    ------   ---    ------   ---
                           $156.3   100%   $152.8   100%   $148.4   100%
                           ------   ---    ------   ---    ------   ---

    For information regarding sales by geographic location see the section "Business Segments" under Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

   MXOPEN

    The MXOpen product line was introduced at the Technical Association of the Pulp and Paper Institute (TAPPI) trade show in Atlanta, Georgia in March 1992. MXOpen is an integrated information and control system that uses industry-standard computer and communication protocols. The product line was developed over a three-year period and represents a substantial investment in research and development, manufacturing and marketing expenses.

    In January 1993, at the Canadian Pulp and Paper Association (CPPA) trade show in Montreal, Quebec, Canada, the Company launched the MXOpen
PrecisionPLUS(TM) intelligent measurement system. PrecisionPLUS features new distributed sensor intelligence, advanced sensor technology and faster scanning capabilities.

    In February 1994, at the Technical Association of the Pulp and Paper Industry (TAPPI) Conference, Measurex announced further enhancements to its MXOpen(TM) product line.

    The MXOpen Integrated Control System provides end-users with a combination of integration and open architecture. MXOpen features include:

    . Modular systems with capability for total machine optimization;
    . Open systems architecture based on international industry standards for flexibility and expandability; and
    . Integrated information and control with real-time millwide visibility for management decision-making.

    The MXOpen millwide product line includes:

    . Intelligent Sensors and Scanners
    . Distributed Control System
    . Profile Actuation
    . Web Inspection
    . Millwide Information
    . Integrated Machine Monitoring
    . Complete Integrated Control System


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

    Measurex has a variety of CD control products including AutoSlice(TM), ThermaTrol(TM), AquaTrol(R), Devronizer(TM), InfraTrol(TM), CalTrol(TM), Calcoil(TM), Calendizer(TM), ProCoat(TM), and GlossTrol(TM) actuators.

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

   WEB INSPECTION SYSTEMS

    The MXOpen web inspection system analyzes the moving paper web by measuring the intensity variations of light transmitted through the sheet or reflected from the sheet. The system uses Charge Coupled Device (CCD) camera technology to continuously detect - on line - visual defects in paper or other web-produced material. Like other MXOpen Systems, this web-inspection product helps customers to produce superior quality products at lower cost, adding significantly to the basic value of an Integrated Control System.

   INDUSTRIAL SYSTEMS

    The MXOpen Measurement Control System (MCS) was introduced to industrial system customers in October 1992. For plastics, non-wovens and makers of coated materials such as flooring and building products, the MCS is an affordable solution for process improvement - all in a competitive, technologically advanced control system.

    In September 1994, the Company restructured the Industrial Systems Group
(ISD) as an independent division. The formation of the ISD consolidates sales, engineering, marketing and management into one cross-functional unit, focused on opportunities in plastics, nonwovens, metals, rubber and other industries.

    In October 1994, Measurex introduced its new MetalsMaster(TM) system to the aluminum industry at the Alumitech trade show in Atlanta. The system includes alloy-insensitive PrecisionPLUS(TM) thickness sensors in addition to flatness and shape control.

    In December, 1994 the Company announced that it had acquired the Webart Division of The Ohmart Corporation, and its family of on-line measurement and control systems, including the ConceptOne(TM) gauging system. The Webart family of products will expand Measurex's existing family of measurement and control offerings for its Industrial Systems Division. Ohmart, headquartered in Cincinnati, Ohio, supplies web measurement and control systems to the plastics, extrusion, nonwovens, and coating industries, as well as level, density, and weight measurements for the general process industries.

STRATEGIC ALLIANCES

   BELOIT CORPORATION

   In 1990, Measurex and Beloit Corporation, agreed to expand and strengthen their 1987 strategic alliance. This cooperative agreement includes provisions for integrated marketing and sales of all Measurex paper industry products with Beloit's full line of pulp and paper machinery. Simultaneously executed was a seven-year "standstill" agreement between Measurex and Harnischfeger Industries, Inc., Beloit's parent company, following which Harnischfeger purchased 20 percent of Measurex's stock on the open market, the maximum allowed under the agreement. Subsequent to the Company's 1994 fiscal year-end, in December 1994 the Company bought back approximately two million shares of its stock held by Harnischfeger Industries, Inc., reducing Harnischefeger's holdings to approximately ten percent of common stock outstanding. For additional information, see the "Subsequent Event" Note to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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

   SIEMENS AG

   In June 1993, Siemens AG, pulp and paper division, selected Measurex as its Original Equipment Manufacturer (OEM) for certain MXOpen products. Siemens has integrated these products with other Siemens products for their total turnkey pulp and paper automation projects.

SALES AND SERVICE

    Measurex offers its systems, related products and services principally through its own worldwide marketing and service organization. This organization offers customers a broad range of on-site and on-call services including 24-hours-a-day, 365-days-a-year service contracts.

    To support the Company's product line, Measurex maintains 44 regional sales offices and service centers which are located in 30 countries throughout the world. The Company has sold over 4,600 systems in 54 countries, primarily located in North America, Latin America, Europe and the Pacific Rim.

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

    Customers may acquire Measurex systems either by direct purchase or through Measurex lease plans. For additional information, see the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.



RESEARCH AND PRODUCT DEVELOPMENT

    Measurex's systems are the result of the integration of a number of complex technologies including electronics, physics, mechanical design and software. Central to the Company's strategic goals is a commitment to research and development. The Company strongly believes the continued investment in new product development is key to its long-term success.

    Product development costs were $22.7 million in 1994, 9% of total revenues and 15% of system revenue. Product development costs were $22.9 million in 1993 and $25.2 million in 1992. Of this total, Measurex capitalized $2.7 million, $1.7 million, and $4.6 million of software development costs in fiscal 1994, 1993 and 1992, respectively. Measurex amortized $4.2 million, $3.4 million and $1.7 million of capitalized software to systems costs in 1994, 1993 and 1992, respectively.

BACKLOG

    System backlog at November 27, 1994, was $92 million, one percent higher than the backlog of $91 million at the end of fiscal 1993. Approximately 90% of the $92 million year-end 1994 backlog is scheduled to be shipped during fiscal 1995.

PATENTS

    Measurex follows a policy of filing appropriate patent applications on inventions it considers significant. As of November 27, 1994, the Company had 97 United States patents and 167 foreign patents in effect. Although important to the business, Measurex believes that the invalidity or expiration of any single such patent would not have a material adverse effect on its operations.

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

MANUFACTURING

    Systems are manufactured at Measurex's facilities in Cupertino, California; Waterford, Republic of Ireland; Vancouver, British Columbia, Canada; Cincinnati, Ohio; and Kuopio, Finland. Certain subassemblies are manufactured in Cupertino and shipped to other locations for incorporation in the final systems. The systems are generally installed at the customer's site under the supervision of Measurex personnel.

COMPETITION

    The market for process measurement and control is highly competitive and is subject to technological change in both hardware and software development. The principal competitive factors in this market are product quality and reliability, product features, customer support, corporate reputation and relative price/performance. Measurex's competitive strategy is to provide customers with greater economic results than available from competitors by focusing on quality and the unique performance characteristics of the customers' systems. However, any inability of the Company to match or exceed the price/performance or other features of the systems offered by its competitors could adversely affect future operating results.

   The Company's principal competition is from distributed control systems suppliers and packaged system suppliers, as well as factory automation system suppliers, many of which have substantially greater resources than the Company. In the supervisory measurement and process control business area, competition includes Asea Brown Boveri Process Automation Inc. (ABB); Lippke, a wholly owned subsidiary of Honeywell; the Valmet Automation Group, a division of Valmet Oy; and Yokogawa-YEW in Japan. The distributed control system business area competition includes Honeywell, Fisher, Foxboro (a subsidiary of Siebe, Inc.), Siemens, and many other companies. In the web-inspection products area, the Company faces competition from ABB and other smaller companies. Competition for production management and process analysis and quality management is very fragmented.

EMPLOYEES

    As of November 27, 1994, Measurex had 2,090 full-time employees, of whom approximately 1,050 were located outside of the United States.

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

INDUSTRY SEGMENTS

    Measurex operates within the computer-integrated control and information systems industry. All necessary disclosures regarding revenues, earnings from operations and identifiable assets are included in "Business Segments" under Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.


GEOGRAPHIC SEGMENTS

    For information regarding geographic operations in 1994, 1993, and 1992, see "Business Segments" included in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

    Measurex is subject to the normal risks of foreign currency fluctuations; however, to the extent practical, Measurex attempts to minimize the exposure from losses associated with such risks with foreign exchange contracts and other hedging activities. See "Summary of Significant Accounting Policies (Foreign Currency Translation and Foreign Exchange Contracts)" and "Interest Income and Other" in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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

    The Measurex Devron Division owns two facilities for its offices, research and manufacturing operations, totaling 94,000 square feet in Vancouver, British Columbia, Canada. In Waterford, Ireland, the Company owns a 60,000 square foot manufacturing facility and leases a further 20,000 square feet. Measurex Roibox Oy leases two facilities totaling approximately 16,000 square feet in Kuopio, Finland for manufacturing, engineering, and sales support.

    During 1994, the Company was productively utilizing the space in its facilities, while disposing of space determined to be under-utilized. The Company believes current facilities provide adequate production capacity to meet the Company's planned business activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company has not submitted any matters to a vote of security holders during the fourth quarter of the fiscal year ended November 27, 1994.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table shows the executive officers of Measurex Corporation as of January 31, 1995, (ages are as of November 27, 1994), their positions with Measurex, their business experience for the last five years, and the number of years during which they have been executive officers of the Company.

                                                                                            Number of
                                                                                            Years as
                                                                                            Executive
      Name             Age                     Title and Business Experience                 Officer
- -----------------      ---      -------------------------------------------------------    -----------
David A. Bossen        67       Chairman and Chief Executive Officer and Director since
                                December 1993, President and Chief Executive Officer
                                and Director 1968 to December 1993.                             27

John C. Gingerich      58       President and Chief Operating Officer and Director
                                since December 1993; Executive Vice President,
                                Worldwide Sales and Service and President, Measurex
                                International Corporation 1992 to December 1993;
                                President, Americas and Pacific 1991 to 1992 and
                                Executive Vice President 1990-1991; Executive Vice
                                President-U.S. Operations 1989 to 1990; Executive Vice
                                President-Operations 1987 to 1989; President, Industrial
                                Systems Group 1985 to 1987; Executive Vice President
                                1982 to 1985; Senior Vice President-U.S. Sales and
                                Service 1981 to 1982; Vice President-Sales and Service
                                1980 to 1981.                                                   14

Glenn R. Wienkoop      47       Executive Vice President and Division President,
                                Industrial Systems Division since September 1994;
                                Executive Vice President, Engineering and Marketing 1991
                                to September 1994; President-Measurex Automation
                                Systems 1985 to 1991; Vice President U.S. Sales and
                                Service 1982 to 1984, Vice President, Pulp, Paper and
                                Industrial Systems 1980 to 1982.                                14

Robert McAdams, Jr.    55       Senior Vice President and Chief Financial Officer since
                                September 1994; Senior Vice President, Operations and
                                Information Services 1992 to September 1994; Senior Vice
                                President-Finance and Administration and Chief Financial
                                Officer 1985 to 1992; Senior Vice President, Finance
                                1983 to 1985.                                                   11

                                                                                                  Number of
                                                                                                   Years as
                                                                                                  Executive
Name                     Age                  Title and Business Experience                        Officer
- ----------------------   ---     -----------------------------------------------------------      ----------
William J. Weyand         50      Senior Vice President, Worldwide Sales and Service since
                                  December 1994; President, North and South America February
                                  to December 1994; Senior Vice President, U.S. and Canada
                                  Sales and Service 1993 to February 1994; Senior Vice President
                                  and Division Manager, U.S. Sales and Service 1991 to 1993;
                                  Senior Vice President U.S. Sales and Service, Pulp and Paper
                                  Group 1989 to 1991.                                                   0

Lance M. Lissner          44      Vice President, Corporate Planning and Development since
                                  1991; Vice President, Engineering and Marketing, Industry
                                  Groups 1989 to 1991; Vice President and General
                                  Manager, Pacific Division 1981 to 1989.                               5

John G. Preston           51      Vice President, General Manager, Integrated Control Systems
                                  Business Unit since September 1994; President - Measurex Europe
                                  1992 to September 1994; President and Chief Executive Officer,
                                  Devron Division 1991 to 1992; President, Measurex Canada 1990
                                  to 1991; Vice President, Engineering and Marketing; Industrial
                                  Systems Group 1989 to 1990.                                           1

Charles Van Orden         40      General Counsel and Secretary since 1988.                             6

    Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships among any of the above officers.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information under the heading "Market for the Registrant's Common Stock and Related Security Holder Matters," which appears on page 31 of Registrant's 1994 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

    The Company paid quarterly dividends of $0.11 per quarter in 1994 and 1993. While the Company intends to pay regular quarterly dividends, the payment of any future dividends is within the discretion of the Board of Directors of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

    The information under the heading "Selected Financial Data," which appears on page 32 of Registrant's 1994 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the heading "Management's Discussion and Analysis" which appears on pages 16 to 18 of Registrant's 1994 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

    The information under the heading "Financial Statements and Supplemental Financial Data," which appears on pages 19 to 31 of Registrant's 1994 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company appears in Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held April 18, 1995, under the caption "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers of the Company appears at the end of Part I, pages 11 and 12, of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 18, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 18, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 18, 1995.

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

          3.  Exhibits

              See Index to Exhibits, page 21 and 22

    (b.)  Reports on Form 8-K.

              No Report on Form 8-K was filed in the fourth quarter of fiscal year 1994. Subsequent to the Company's fiscal year-end, the Company filed a Report on Form 8-K dated December 29, 1994 in which the Company reported that it had bought back from Harnischfeger Industries, Inc. 2,026,900 shares of outstanding Measurex Common Stock, par value $.01 per share, at a purchase price of $21.50 per share on December 29, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEASUREX CORPORATION
                                             (Registrant)

Date   February 24, 1995                     By  /S/ DAVID A. BOSSEN
     -------------------                       --------------------------------
                                                 David A. Bossen
                                                 Chairman

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints David A. Bossen and Robert McAdams Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                        Date
         ---------                   -----                        ----
  /S/ DAVID A. BOSSEN          Chairman, Chief Executive      February 24, 1995
- ----------------------------   Officer and Director
     (David A. Bossen)         (Principal Executive Officer)


/S/ JOHN C. GINGERICH          President, Chief Operating     February  24, 1995
- ----------------------------   Officer and Director
     (John C. Gingerich)

  /S/ ROBERT MCADAMS JR.       Senior Vice President          February  24, 1995
- ----------------------------   (Principal Financial and
     (Robert McAdams Jr.)      Accounting Officer)

  /S/ PAUL BANCROFT, III       Director                       February  24, 1995
- ----------------------------
     (Paul Bancroft, III)

  /S/ DWIGHT C. BAUM           Director                       February  24, 1995
- ----------------------------
     (Dwight C. Baum)

  /S/ JEFFERY T. GRADE         Director                       February  24, 1995
- ----------------------------
     (Jeffery T. Grade)

  /S/ ORION L. HOCH            Director                       February  24, 1995
- ----------------------------
     (Orion L. Hoch)

  /S/ JOHN W. LARSON           Director                       February  24, 1995
- ----------------------------
     (John W. Larson)

  /S/ J.W. MCKITTRICK          Director                       February  24, 1995
- ----------------------------
     (J.W. McKittrick)

/S/ GRAHAM TYSON               Director                       February  24, 1995
- ----------------------------
     (Graham Tyson)

                             MEASUREX CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               Fiscal Year 1994


                                                                     Exhibit 13
                                                                           Page
                                                                           ----
(1)  Consolidated Financial Statements

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          1-5

     Consolidated Statements of Income
     Three years ended November 27, 1994                                      6

     Consolidated Balance Sheets
     November 27, 1994 and November 28, 1993                                  7

     Consolidated Statements of Shareholders' Equity
     Three years ended November 27, 1994                                      8

     Consolidated Statements of Cash Flows
     Three years ended November 27, 1994                                      9

     Notes to Consolidated Financial Statements                           10-21

     Report of Independent Accountants                                       22

     Supplemental Financial Data                                             23

     Selected Financial Data                                                 24

With the exception of the aforementioned information, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report unless otherwise noted.

                                                                      Form 10-K
                                                                           Page
                                                                           ----
(2)  Financial Statement Schedules for fiscal years
     1994, 1993 and 1992

     Report of Independent Accountants on Financial Statement Schedules      18

     VIII  Valuation and Qualifying Accounts                                 19

     X  Supplementary Income Statement Information                           20

     Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Measurex Corporation


Our report on the consolidated financial statements of Measurex Corporation and Subsidiaries as of November 27, 1994 and November 28, 1993 and for each of the three fiscal years in the period ended November 27, 1994, has been incorporated by reference in this Form 10-K from page 30 of Measurex Corporation's 1994 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                         /S/  COOPERS & LYBRAND L.L.P.
                                         -----------------------------
                                         COOPERS & LYBRAND L.L.P.



San Jose, California
December 14, 1994, except for the note titled "subsequent events", as to which the date is February 10, 1995.

                                                                   SCHEDULE VIII

                             MEASUREX CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS (1)
                       Fiscal years 1994, 1993 and 1992
                            (Amounts in thousands)

                        Balance at       Additions     Write-offs                     Balance
                        Beginning       Charged to         and                        at End
Description              of Year         Expenses     Deductions(2)      Other(5)     of Year
- ---------------------   ----------      ----------    -------------      --------     -------
       1994
- ---------------------
Allowance for
noncollection
and system returns        $7,147         $1,659         $  (164)(3)           --      $8,642(6)
                          ======         ======         =======                       ======

Inventory reserves        $8,896         $1,343         $(3,660)(4)      $(3,579)     $3,000
                          ======         ======         =======          =======      ======

     1993
- ---------------------
Allowance for
noncollection
and system returns        $7,250         $2,051         $(2,154)(3)          --       $7,147(6)
                          ======         ======         =======                       ======

Inventory reserves        $6,999         $3,473         $(1,576)(4)          --       $8,896
                          ======         ======         =======                       ======

     1992
- ---------------------
Allowance for
noncollection
and system returns        $4,952         $4,649         $(2,351)(3)          --       $7,250(6)
                          ======         ======         =======                       ======

Inventory reserves        $6,795         $2,954         $(2,750)(4)          --       $6,999
                          ======         ======         =======                       ======


NOTES:

(1) See the Notes to Consolidated Financial Statements.
(2) Represents write-offs and deductions.
(3) Deductions for returns of systems or parts of systems and for write-off of noncollectible amounts.
(4) Deductions for write-offs of obsolete and scrapped parts and translation adjustments.
(5) Represents the reclassification of reserves from current inventories to service parts.
(6) Includes allowance on contracts receivable.

                                                                      SCHEDULE X

                             MEASUREX CORPORATION
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       Fiscal Years 1994, 1993, and 1992
                            (Amounts in thousands)


                                          1994      1993     1992
                                         ------    ------   ------
Charged to costs and expenses: (1)

 Amortization of intangible assets (2)   $5,218    $4,380   $3,267
                                         ======    ======   ======

NOTES:

(1) Items omitted are less than 1% of net sales.
(2) Intangible assets include goodwill, patents and capitalized software.

                             MEASUREX CORPORATION
                               INDEX TO EXHIBITS
                               Fiscal Year 1994
Exhibits
- --------

3.1 Certificate of Incorporation of Registrant, (incorporated by reference from Exhibit 3.1 on page 30 of Report on Form 10-K for the fiscal Year ended November 29, 1987).

3.2    Bylaws of Registrant, restated and amended as of April 19, 1994.

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

10.4 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993.

10.5 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 to Form 8K filed with the SEC on June 12, 1990).

10.6 Copy of Repurchase Agreement dated December 29, 1994 (which contains certain amendments to the Affiliation Agreement referred to in Exhibit 10.5).

10.7 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated May 30, 1990 between Measurex Corporation and Beloit Corporation (incorporated by reference from Exhibit 10.1 to Form 8K filed with the SEC on June 12, 1990).

10.8 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated February 12, 1991 between Measurex Corporation and Enertec, (incorporated by reference from Exhibit 10.8 on page 33 of Report on Form 10-K for the fiscal year ended December 1, 1991).

10.9 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated February 28, 1991 between Measurex Corporation and Mitsubishi Heavy Industries, Ltd., (incorporated by reference from Exhibit 10.9 on page 34 of Report on Form 10-K for the fiscal year ended December 1, 1991).

10.10 Copy of Term Loan Agreement dated as of May 21, 1993, between Measurex Corporation and the Bank of New York (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended May 30, 1993).

                             MEASUREX CORPORATION
                               INDEX TO EXHIBITS
                               Fiscal Year 1994


10.11 Copy of Amendment dated as of February 10, 1995, to Term Loan Agreement referred to in Exhibit 10.10.

10.12 Copy of Credit Agreement dated as of July 22, 1993, between Measurex Corporation and ABN Amro Bank N.V., San Francisco International Branch and/or Cayman Islands Branch (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended August 28, 1994).

10.13 Copy of First Amendment dated as of July 8, 1994 to Credit Agreement referred to in Exhibit 10.12.

10.14 Copy of Second Amendment dated as of December 29, 1994 to Credit Agreement referred to in Exhibit 10.12.

10.15 Copy of Third Amendment dated as of February 10, 1995 to Credit Agreement referred to in Exhibit 10.11.

10.16 Copy of Credit Agreement dated as of February 10, 1995 among Measurex Corporation, Bank of America National Trust and Savings Association, as Agent, and the other financial institutions party hereto.

10.17 Copy of Registrant's Stock Option Agreement (Special Acceleration Grant) dated as of December 14, 1993. (Incorporated by reference from Exhibit
       10.10 on page 45 of Report on 10-K for the fiscal year ended November 25,
       1993).

11.0   Computation of Net Income per Share of Common Stock of the Registrant.

13.0 Registrant's Annual Report to Shareholders. (In accordance with item 601(B)(13) of Regulation S-K, such Annual Report is not filed as part of this Form 10-K, except to the extent incorporated by reference).

21.0   Subsidiaries of Registrant.

23.0   Consent of Independent Accountants.

24.0   Power of Attorney (included on page 16).

27.0   Financial Data Schedule.

Other exhibits have not been filed because conditions requiring the filing do not exist.