Form 10-Q
period 1995-03-05
MEASUREX CORP /DE/
filed 1995-04-19
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 5, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________


Commission File Number 1-8770



                   M E A S U R E X    C O R P O R A T I O N
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               DELAWARE                                     94-1658697
     -------------------------------                    ------------------
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

                                                             Yes  X     No_____
                                                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Common stock outstanding at April 7, 1995:  16,379,784(1)


(1) Excludes common stock held in treasury.

     This document contains 16 pages, with the Exhibit Index located on pages 12 and 13.

                             MEASUREX CORPORATION


                                     Index



Part I.  Financial Information                                          Page No.
- ------------------------------                                          --------


 Item 1.    Financial Statements
            Consolidated Condensed Statements of Income -
             Three Months ended March 5, 1995 and
             February 27, 1994                                               3


            Consolidated Condensed Balance Sheets -
             March 5, 1995 and November 27, 1994                             4


            Consolidated Condensed Statements of Cash Flows -
             Three Months ended March 5, 1995 and
             February 27, 1994                                               5


            Notes to Condensed Consolidated Financial Statements           6-9


 Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-11


Part II.  Other Information
- ---------------------------

 Item 1. Legal Proceedings                                                  12

 Item 2. Changes in Securities                                              12

 Item 3, Defaults Upon Senior Securities                                    12

 Item 4. Submission of Matters to a Vote of Security Holders                12

 Item 5. Other Information                                                  12

 Item 6. Exhibits and Reports on Form 8-K                                   12


 Signatures                                                                 14

 Exhibits:

    10  -         Material contracts                                        12
    11  -         Computation of Net Income Per Share                       15
    27  -         Financial Data Schedule                                   16

Part I.   Financial Information

  Item 1.   Financial Statements

                             MEASUREX CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                          Three Months Ended
                                     ----------------------------
                                          March 5,  February 27,
                                            1995        1994
- -----------------------------------------------------------------
Revenues:

 Systems                                   $46,802   $37,618
 Service and other                          26,633    24,027
                                           -------   -------
   Total revenues                           73,435    61,645
                                           -------   -------

Operating costs and expenses:

 Systems                                    30,079    23,956
 Service and other                          17,165    15,025
 Product development                         4,770     5,079
 Selling and administrative                 17,240    15,429
                                           -------   -------
   Total operating costs
     and expenses                           69,254    59,489
                                           -------   -------

Earnings from operations                     4,181     2,156

Other income (expense):

 Interest expense                             (787)     (336)
 Interest income and other, net              1,801     1,546
                                           -------   -------
   Total other income, net                   1,014     1,210
                                           -------   -------

Income before income taxes and
 cumulative effect of accounting
 change                                      5,195     3,366
Provision for income taxes                   1,714     1,178
                                           -------   -------

Income before cumulative effect
 of accounting change                        3,481     2,188
Cumulative effect of accounting
 change                                          -       524
                                           -------   -------
   Net income                              $ 3,481   $ 2,712
                                           =======   =======

Net income per share:
 Income before cumulative effect
   of accounting change                    $   .20   $   .12
 Cumulative effect of accounting
   change                                        -       .03
                                           -------   -------
Net income per share                       $   .20   $   .15
                                           =======   =======
Dividends per share                        $   .11   $   .11
                                           =======   =======

Average number of common and
 common equivalent shares (In thousand)     17,331    18,150
                                           =======   =======

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                  March 5,     November 27,
                                                    1995           1994
- -------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Current assets:

 Cash and cash equivalents                         $ 58,338       $ 82,254

 Short-term investments                               8,550         27,030

 Accounts receivable                                 69,542         61,583

 Inventories                                         26,432         24,685

 Prepaid expenses and other                          12,158         11,957
                                                   --------       --------

   Total current assets                             175,020        207,509
                                                   --------       --------

Contracts receivable                                 34,910         32,139

Service parts, net                                   11,970         12,286

Property, plant and equipment, net                   49,238         49,655

Other assets                                         21,268         18,234
                                                   --------       --------

   Total assets                                    $292,406       $319,823
                                                   ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

 Current portion of long-term debt                 $  4,389       $  4,387

 Short-term debt                                      4,063          4,063

 Accounts payable                                     6,355          5,989

 Accrued expenses                                    64,881         65,686

 Income taxes payable                                 4,065          3,848
                                                   --------       --------

   Total current liabilities                         83,753         83,973
                                                   --------       --------

Long-term debt                                       23,777         12,167

Deferred income taxes                                 6,371          6,500
                                                   --------       --------

   Total liabilities                                113,901        102,640
                                                   --------       --------

Shareholders' Equity                                178,505        217,183
                                                   --------       --------

   Total liabilities and shareholders' equity      $292,406       $319,823
                                                   ========       ========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                         Three Months Ended
                                                     --------------------------
                                                        March 5,  February 27,
                                                          1995        1994
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating activities                    (6,267)    (5,535)
                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                         -    (38,814)
Sale of available-for-sale securities                      11,254      9,803
Maturities of held-to-maturity securities                   7,020     15,145
Acquisition of property, plant and equipment               (1,460)    (1,250)
Acquisition of technology                                  (3,380)         -
Capitalized software                                         (424)      (699)
                                                         --------   --------
  Net cash provided by (used in) investing activities      13,010    (15,815)
                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt                                13,017          -
Payment of long-term debt                                  (2,111)    (1,469)
Dividends                                                  (1,777)    (1,966)
Stock issued under employee stock purchase and stock
option plans                                                3,847      1,027
Payment for treasury stock                                (43,578)         -
                                                         --------   --------
  Net cash used in financing activities                   (30,602)    (2,408)
                                                         --------   --------

Effect of exchange rate fluctuations on
 cash and cash equivalents                                    (57)    (1,472)
                                                         --------   --------
Net decrease in cash and cash equivalents                 (23,916)   (25,230)
Cash and cash equivalents at beginning of period           82,254     76,040
                                                         --------   --------
Cash and cash equivalents at end of period               $ 58,338   $ 50,810
                                                         ========   ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                     $   700    $      -



The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                  ------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all the disclosures which are presented in the Measurex Corporation ("the Company") Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

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


Consolidation

The consolidated condensed financial statements include the accounts of all subsidiaries after elimination of intercompany balances and transactions.


Net Income per Share

Net income per share is computed based on the weighted average number of common shares outstanding during the period adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutive effect on the computation.


Fiscal Year

The Company uses a 52-53 week fiscal year. Fiscal 1995 is a 53 week year and fiscal 1994 is a 52 week year. The extra week in 1995 is accounted for in the first quarter.

                             MEASUREX CORPORATION

                          (March 5, 1995 - Unaudited)
                -----------------------------------------------

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(In thousands)                                                                     March 5,   November 27,
                                                                                     1995         1994
                                                                                   --------   ------------

Accounts receivable                                                                $ 65,060       $ 56,619
Contracts receivable                                                                 11,187         11,547
Less:
 Allowance for non-collection and system returns                                     (6,705)        (6,583)
                                                                                   --------       --------
                                                                                   $ 69,542       $ 61,583
                                                                                   ========       ========

- --------------------------------------------------------------------------------

NOTE 3.  CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

(In thousands)                                                                     March 5,   November 27,
                                                                                     1995         1994
                                                                                   --------   ------------

Contracts receivable                                                               $ 47,957       $ 45,745
Less:
 Allowance for noncollection and system returns                                      (1,860)        (2,059)
                                                                                   --------       --------
                                                                                     46,097         43,686
Current portion                                                                     (11,187)       (11,547)
                                                                                   --------       --------
                                                                                   $ 34,910       $ 32,139
                                                                                   ========       ========

Customer financing for systems is collateralized by security in the related asset. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

- --------------------------------------------------------------------------------

NOTE 4.  INVENTORIES

Inventories consist of the following:

(In thousands)                                                                  March 5,       November 27,
                                                                                  1995             1994
                                                                                --------       ------------

Purchased parts and components                                                 $ 11,947           $ 12,417
Work in process                                                                   8,684              7,724
Finished subassemblies and systems                                                5,801              4,544
                                                                               --------           --------
                                                                               $ 26,432           $ 24,685
                                                                               ========           ========

- --------------------------------------------------------------------------------

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are recorded at cost and consist of the following:

(In thousands)                                                                  March 5,       November 27,
                                                                                  1995             1994
                                                                                --------       ------------

Property, plant and equipment                                                   $114,854           $114,135
Less: Accumulated depreciation                                                   (65,616)           (64,480)
                                                                                --------           --------
                                                                                $ 49,238           $ 49,655
                                                                                ========           ========

- --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                          (March 5, 1995 - Unaudited)
                    ---------------------------------------

NOTE 6.  OTHER ASSETS

Other assets consist of the following:

(In thousands)                                                                     March 5,    November 27,
                                                                                     1995          1994
                                                                                   -------     ------------

Capitalized software, net                                                          $ 5,396          $ 5,852
Goodwill and other                                                                  15,872           12,382
                                                                                   -------          -------
                                                                                   $21,268          $18,234
                                                                                   =======          =======

- --------------------------------------------------------------------------------
NOTE 7.  LINES OF CREDIT AND DEBT

On March 5, 1995, the company had two unsecured bank lines of credit agreements that provide for unsecured borrowings up to $70 million. The lines of credit include a $20 million revolving credit agreement that provides for variable interest rate borrowings based on the London Interbank Offer Rate (LIBOR) and a $50 million multicurrency credit agreement with a group of banks providing borrowings at variable interest rates including a base rate borrowing, an offshore rate borrowing and local currency rate borrowing. There was $57 million available in connection with these agreements at March 5, 1995, of which $9 million was committed to letters of credit.

The agreements, which expire July 1995 and February 1998, respectively, require the Company to adhere to certain covenants regarding working capital, indebtedness, and minimum shareholders' equity.

Short-term debt was repaid on March 15, 1995 and the Company borrowed $4.1 million (400,000,000 Yen) against its unsecured multicurrency line of credit.

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

The Company was in compliance with all covenants at March 5, 1995.

Long-term debt consists of the following:

(In thousands)                               March 5,  November 27,
                                               1995        1994
                                             --------  ------------

Term loan                                     $13,000       $15,000
Bank credit agreement                          17,063         4,063
Other borrowing                                 2,166         1,554
                                              -------       -------
                                               32,229        20,617
Less amount due within one year                 8,452         8,450
                                              -------       -------
                                              $23,777       $12,167
                                              =======       =======

- --------------------------------------------------------------------------------
NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.
- --------------------------------------------------------------------------------

                             MEASUREX CORPORATION

                          (March 5, 1995 - Unaudited)
                    ---------------------------------------

NOTE 9.  EXIT AND RESTRUCTURING COSTS

In the fourth quarter of 1994, the Company recorded a $6.4 million charge for exit costs relating to a restructuring plan.  This plan included establishment of a cross-functional team organization for Cupertino and Ireland operations as well as consolidation of some other facilities and organizations. Of the $6.4 million, $3.7 million has been utilized through March 5, 1995.
- --------------------------------------------------------------------------------

NOTE 10. INTEREST INCOME AND OTHER, NET

Components of interest income and other, net are as follows:

(In thousands)
                                                 Three Months Ended
                                                --------------------

                                                March 5,   February 27,
                                                  1995         1994
                                                --------      ------

Interest income                                   $1,853      $1,678
Foreign exchange loss                                 52         132
                                                  ------      ------

                                                  $1,801      $1,546
                                                  ======      ======

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

- --------------------------------------------------------------------------------

                             MEASUREX CORPORATION
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------

OPERATIONS LIQUIDITY AND CAPITAL RESOURCES
- -----------------------------------------

As of March 5, 1995, Measurex maintained cash and cash equivalents balances of $66.9 million. Net cash used in operations during the first quarter of 1995 was approximately $6.3 million. Net income adjusted for noncash items was $7.2 million, up from $7.0 million in the first quarter of 1994. Offsetting the cash generated, accounts payable and accrued liabilities decreased $0.7 million, and accounts and contracts receivable increased by $10.5 million. Increases in accounts and contracts receivable are due to increases in leasing activities, higher volume of shipments as well as large systems shipped at the end of the quarter. Accounts payable and accrued expenses decreased due to year-end profit sharing payments, as well as payments made for severance costs and lower spending as a result of workforce reductions.

Net cash used in operations during the first quarter of 1994 was $5.5 million. Net income adjusted for noncash items was $7.0 million for the first quarter of 1994. Offsetting the cash generated, accounts and contracts receivable increased by $3.1 million, and accounts payable and accrued liabilities decreased $8.9 million. The increase of accounts and contracts receivable corresponded with higher system shipments in the last month of the quarter. Accounts payable and accrued liabilities decreased primarily due to year-end profit sharing and bonus payments.

Net cash provided by investing activities was $13.0 million for the first quarter of 1995 compared with cash used in investing activities of $15.8 million in the first quarter of 1994. The Company sold its available-for-sale securities investment for $11.3 million and reduced its holding in held-to-maturity securities investments by $7.0 million. Investments in property, plant and equipment totaled $1.5 million during the first quarter of 1995 as compared to $1.3 million in the first quarter of 1994. No major facility expansions occurred in the first quarter of 1995, or are planned for the remainder of the fiscal year. On December 14, 1994, the Company acquired the Webart Division of The Ohmart Corporation, and its family of on-line measurement and control systems. Under the terms of the agreement, Ohmart transferred Webart products, engineering, services and other assets of the division to Measurex for $3.4 million in cash and a $0.7 million note payable.

During the first quarter of 1995, cash used for financing activities totaled $30.6 million as compared to $2.4 million in the first quarter of 1994 primarily due to the buy back of approximately two million shares of the Company stock held by Harnischfeger Industries, Inc., reducing Harnischfeger's holding to 10% from 20% of total stock outstanding as of March 5, 1995. The total value of the transaction was $43.6 million. The Company utilized an additional $13.0 million of its unsecured multicurrency line of credit primarily to finance the increase in accounts receivable due to higher volume. The Company was in compliance with all loan covenants as of March 5, 1995. Cash used to reduce outstanding debt and pay dividends was partially offset by proceeds received from employee stock option and purchase plans in the first quarter of 1995.

As a result of the above operating, investing and financing activities, and giving effect to exchange rate fluctuations, the Company's cash and cash equivalents decreased $23.9 million from $82.3 million at year-end 1994 to $58.3 million at March 5, 1995 and short-term investments decreased $18.5 million to $8.6 million. The Company's current ratio (current assets divided by current liabilities) was approximately 2.1 as of March 5, 1995, compared to 2.5 at November 27, 1994. Total debt was 18% of shareholders' equity at March 5, 1995, compared to 9% at November 27, 1994.

As of March 5, 1995, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $66.9 million and unsecured revolving bank lines of credit of $57.0 million, of which $9.0 million was committed to letters of credit. The Company believes that its financial resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during fiscal year 1995.

                             MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS  (CONT.)
- -------------------

RESULTS OF OPERATIONS
- ---------------------

System orders for the first quarter ended March 5, 1995, were $50 million, an increase of 61% from $31 million during the first quarter ended February 27, 1994. This is the highest level of orders for a first quarter in the history of the Company. Orders for Paper systems for the first quarter of 1995 increased 58% over the same period in 1994, reflecting a strong market share and paper companies' focus on upgrade and replacement of existing systems and the additional week of operating activities in the first quarter of 1995. Worldwide Industrial Systems orders for the first quarter of 1995 were $7.5 million, a 124% increase from $3.4 million in the first quarter of 1994, in part due to the acquisition of the Webart Division of The Ohmart Corporation, and its family of on-line measurement and control systems.

System backlog at the end of 1995's first quarter was $97 million. This was up 17 percent from $83 million in the comparable period a year ago. Approximately 90 percent of the $97 million backlog is scheduled to be shipped during the next 12 months. The backlog increase is due primarily to the increase in system orders.

Systems revenue was $46.8 million in the first quarter of 1995, a 24% increase from $37.6 million in the first quarter of 1994. Increased shipments of cross-direction control systems, a large paper system shipment to Asia and the additional week of operating activities are the principal factors in revenue growth in the first quarter of 1995. Service and other revenues were $26.6 million, a 11% increase from $24.0 million in the first quarter of 1994.

Margins on systems revenue remained level at 36% of systems revenue in the first quarter of 1995 and 1994. Service and other margins were 36% in the first quarter of 1995 as compared to 37% in the first quarter of 1994. The decrease in the service margin was attributable to an additional week of expense in the first quarter of 1995. The first quarter of 1995 has a total of 14 weeks compared to 13 weeks for the first quarter of 1994.

Product development costs were $5.2 million in the first quarter of 1995, down from $5.9 million in the first quarter of 1994, reflecting the restructuring that occurred in the fourth quarter of 1994. Of this total, Measurex capitalized $0.4 million and $0.7 million of software development costs in the first quarter of 1995 and 1994, respectively. Measurex amortized $0.9 million of capitalized software to systems costs in each of the first quarters of 1995 and 1994. In January 1995, the Company introduced the CDOpen 2000 profile control system which provides an upgrade path for CD control capability on pre-MXOpen systems at EXFOR95 in Montreal, Canada.

Selling and administrative expenses increased by $1.8 million from $15.4 million in the first quarter of 1994 to $17.2 million in the same period in 1995. This increase in expenses in 1995 over 1994 was attributable to an additional week of expense in the first quarter of 1995 as well as higher commissions and a weaker dollar.

The Company's effective tax rate during the first quarter of 1995 was 33%, compared with 35% during the first quarter of 1994. The decrease in the tax rate is due to a change in the anticipated geographic mix of earnings for the year, as well as utilization of foreign tax loss carryforwards.

Net income for the first quarter of 1995 was $3.5 million, or $0.20 a share, compared with $2.7 million or $0.15 a share in 1994's first quarter. Income before cumulative effect of accounting change was $2.2 million, or $0.12 per share the first quarter of 1994.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits


          Exhibit
          Number                          Exhibit Title
          -------- -------------------------------------------------------------
          10.1     Copy of Registrant's Employee's Stock Option Plan (1981)
                   (incorporated by reference from Exhibit 28.1 to Post
                   Effective Amendment No. 2 to Registration Statement No. 33-
                   22589, filed with the SEC on June 25, 1990).

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

          10.4 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993. (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

          10.5     Copy of Registrant's Affiliation Agreement dated as of May
                   30, 1990, between Measurex Corporation and Harnischfeger
                   Industries, Inc. (incorporated by reference from Exhibit 4.1 to Form 8K filed with the SEC on June 12, 1990).

          10.6 Copy of Repurchase Agreement dated December 29, 1994 (which contains certain amendments to the Affiliation Agreement referred to in Exhibit 10.5). (incorporated by reference from
                   Exhibit 10.6 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

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

                             MEASUREX CORPORATION

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONT)
         ---------------------------------------

         (a)  Exhibits


          Exhibit
          Number                            Exhibit Title
          -------- -------------------------------------------------------------
          10.9     Copy of Registrant's Joint Marketing, Sales and Development
                   Agreement dated February 28, 1991 between Measurex
                   Corporation and Mitsubishi Heavy Industries, Ltd.,
                   (incorporated by reference from Exhibit 10.9 on page 34 of
                   Report on Form 10-K for the fiscal year ended December 1,
                   1991).

          10.10    Copy of Term Loan Agreement dated as of May 21, 1993, between
                   Measurex Corporation and the Bank of New York (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended May 30, 1993).

          10.11    Copy of Amendment dated as of February 10, 1995, to Term Loan
                   Agreement referred to in Exhibit 10.10. (incorporated by reference from Exhibit 10.11 on page 22 of Report on Form
                   10-K for fiscal year ended November 27, 1994).

          10.12    Copy of Credit Agreement dated as of July 22, 1993, between
                   Measurex Corporation and ABN Amro Bank N.V., San Francisco
                   International Branch and/or Cayman Islands Branch
                   (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended August 28, 1994).

          10.13    Copy of First Amendment dated as of July 8, 1994 to Credit
                   Agreement referred to in Exhibit 10.12. (incorporated by reference from Exhibit 10.13 on page 22 of Report on Form
                   10-K for fiscal year ended November 27, 1994).

          10.14    Copy of Second Amendment dated as of December 29, 1994 to
                   Credit Agreement referred to in Exhibit 10.12. (incorporated by reference from Exhibit 10.14 on page 22 of Report on Form
                   10-K for fiscal year ended November 27, 1994).

          10.15    Copy of Third Amendment dated as of February 10, 1995 to
                   Credit Agreement referred to in Exhibit 10.11. (incorporated by reference from Exhibit 10.15 on page 22 of Report on Form
                   10-K for fiscal year ended November 27, 1994).

          10.16    Copy of Credit Agreement dated as of February 10, 1995 among
                   Measurex Corporation, Bank of America National Trust and
                   Savings Association, as Agent, and the other financial institutions party hereto. (incorporated by reference from Exhibit 10.16 on page 22 of Report on Form 10-K for fiscal year ended November 27, 1994).

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

         (b)  Reports on Form 8-K

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



                                               Measurex Corporation
                                           -----------------------------
                                                   (Registrant)



Date:  April 19, 1995                     By:/s/ Robert McAdams, Jr.
                                             ---------------------------
                                              Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)