Form 10-Q
period 1995-06-04
MEASUREX CORP /DE/
filed 1995-07-18
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM    10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 4, 1995.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________.

Commission File Number 1-8700


                   M E A S U R E X    C O R P O R A T I O N
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------



             DELAWARE                                          94-1658697
 ----------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                  ONE RESULTS WAY, CUPERTINO, CALIFORNIA 95014
               -------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (408) 255-1500


                                NOT APPLICABLE
 -------------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common stock outstanding at July 9, 1995:  15,408,997

(1)  Excludes common stock held in treasury.

     This document contains 15 pages, with the Exhibit Index located on pages 10 to 12.

Part I.  Financial Information

         Item 1.  Financial Statements

                             MEASUREX CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                                                 Three Months Ended                      Six Months Ended
                                                            -------------------------              --------------------------
                                                              June 4,       May 29,                  June 4,        May 29,
                                                               1995          1994                     1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Revenues:

  Systems                                                     $48,814       $36,482                 $ 95,616        $ 74,100
  Service and other                                            28,173        26,096                   54,806          50,123
                                                              -------       -------                 --------        --------
    Total Revenues                                             76,987        62,578                  150,422         124,223
                                                              -------       -------                 --------        --------

Operating costs and expenses:

  Systems                                                      29,318        23,264                   59,397          47,220
  Service and other                                            17,486        16,333                   34,651          31,358
  Product development                                           4,537         4,865                    9,307           9,944
  Selling and administrative                                   18,654        15,776                   35,894          31,205
                                                              -------       -------                 --------        --------
    Total operating costs and expenses                         69,995        60,238                  139,249         119,727
                                                              -------       -------                 --------        --------

Earnings from operations                                        6,992         2,340                   11,173           4,496

Other income (expense):

  Interest expense                                               (524)         (330)                  (1,311)           (666)
       Interest income and other, net                           1,524         1,125                    3,325           2,671
                                                              -------       -------                 --------        --------
    Total other income, net                                     1,000           795                    2,014           2,005
                                                              -------       -------                 --------        --------

Income before income taxes and
  cumulative effect of accounting change                        7,992         3,135                   13,187           6,501
Provision for income taxes                                      2,768         1,357                    4,482           2,535
                                                              -------       -------                 --------        --------

Income before cumulative effect of
  accounting change                                             5,224         1,778                    8,705           3,966
Cumulative effect of accounting change                              -             -                        -             524
                                                              -------       -------                 --------        --------
  Net income                                                  $ 5,224       $ 1,778                 $  8,705        $  4,490
                                                              =======       =======                 ========        ========

Net income per share:
  Income before cumulative effect
    of accounting change                                      $   .30       $   .10                 $    .50        $    .22
Cumulative effect of accounting change                              -             -                        -             .03
                                                              -------       -------                 --------        --------
Net income per share                                          $   .30       $   .10                 $    .50        $    .25
                                                              =======       =======                 ========        ========
Dividends per share                                           $   .11       $   .11                 $    .22        $    .22
                                                              =======       =======                 ========        ========

Average number of common and
  common equivalent shares (in thousands)                      17,299        18,040                   17,315          18,095
                                                              =======       =======                 ========        ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                      June 4,   November 27,
                                                       1995        1994
- ----------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
Current assets:

  Cash and cash equivalents                           $ 64,321    $ 82,254

  Short-term investments                                 6,271      27,030

  Accounts receivable                                   76,503      61,583

  Inventories                                           30,612      24,685

  Prepaid expenses and other                            12,350      11,957
                                                      --------    --------

    Total current assets                               190,057     207,509
                                                      --------    --------

Contracts receivable                                    36,365      32,139

Service parts, net                                      12,554      12,286

Property, plant and equipment, net                      49,393      49,655

Other assets                                            20,531      18,234
                                                      --------    --------

    Total assets                                      $308,900    $319,823
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt                   $  4,040    $  4,387

  Short-term debt                                          358       4,063

  Accounts payable                                       7,572       5,989

  Accrued expenses                                      75,735      65,686

  Income taxes payable                                   5,776       3,848
                                                      --------    --------

    Total current liabilities                           93,481      83,973
                                                      --------    --------

Long-term debt                                          21,444      12,167

Deferred income taxes                                    5,972       6,500
                                                      --------    --------

Total liabilities                                      120,897     102,640
                                                      --------    --------

Shareholders' Equity                                   188,003     217,183
                                                      --------    --------

    Total liabilities and shareholders' equity        $308,900    $319,823
                                                      ========    ========

 The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                        Six Months Ended
                                                  -----------------------------
                                                      June 4,         May 29,
                                                        1995           1994
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $  8,705         $  4,490
Non-cash items included in net income:
  Depreciation and amortization:
    Service parts                                        896              873
    Property, plant and equipment                      4,454            4,712
    Capitalized software and goodwill                  2,465            2,155
  Deferred income taxes                                 (656)          (1,923)
  Translation loss (gain)                               (208)            (585)
  Inventory reserves                                     577              645
Net decrease (increase) in:
  Accounts and contracts receivable                  (16,377)             440
  Inventories and service parts                       (6,990)          (1,167)
  Prepaid and other                                     (183)             482
Net increase (decrease) in:
  Accounts payable and accrued expenses                9,650           (4,326)
  Income taxes payable                                 1,918           (1,478)
Other, net                                               (82)             837
                                                    --------         --------
  Net cash provided by operating activities            4,169            5,155
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities               (2,000)         (51,928)
Sale of available-for-sale securities                 11,255           21,203
Maturities of held-to-maturity securities             11,450           29,049
Acquisition of property, plant and equipment          (3,675)          (3,347)
Acquisition of technology                             (3,380)               -
Capitalized software                                    (800)          (1,591)
                                                    --------         --------
  Net cash provided by (used in) investing
    activities                                        12,850           (6,614)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term debt                            (3,705)               -
Additions to long-term debt                           17,779                -
Payment of long-term debt                            (10,258)          (2,576)
Dividends                                             (3,578)          (3,936)
Stock issued under employee stock purchase
  and stock option plans                               8,154            1,359
Payment for treasury stock                           (43,578)               -
                                                    --------         --------
  Net cash used in financing activities              (35,186)          (5,153)
                                                    --------         --------
Effect of exchange rate fluctuations on
  cash and cash equivalents                              234              349
                                                    --------         --------
  Net decrease in cash and cash equivalents          (17,933)          (6,263)
Cash and cash equivalents at beginning of period      82,254           76,040
                                                    --------         --------
Cash and cash equivalents at end of period          $ 64,321         $ 69,777
                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                $    700         $      -

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                              MEASUREX CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                     _____________________________________

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

                              MEASUREX CORPORATION

                           (June 4, 1995 - Unaudited)
                     _____________________________________


NOTE 2.  INVENTORIES

Inventories consist of the following:

(in thousands)                             June 4,      November 27,
                                            1995           1994
                                           -------      ------------
Purchased parts and components             $12,673        $12,417
Work in process                             11,558          7,724
Finished subassemblies and systems           6,381          4,544
                                           -------        -------
                                           $30,612        $24,685
                                           =======        =======

- -------------------------------------------------------------------------------

NOTE 3.  LINES OF CREDIT AND DEBT

On June 4, 1995, the Company had two unsecured bank line of credit agreements that provide for unsecured borrowings up to $70 million. The lines of credit include a $20 million revolving credit agreement that provides for variable interest rate borrowings based on the London Interbank Offer Rate (LIBOR) and a $50 million multicurrency credit agreement with a group of banks providing borrowings at variable interest rates including a base rate borrowing, an offshore rate borrowing and local currency rate borrowing. The agreements expire July 1996 and February 1998, respectively. There was $59 million available in connection with these agreements at June 4, 1995, of which $8 million was committed to letters of credit.

The Company also has a 5.35% five-year unsecured term loan agreement with a bank. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998.

These agreements contain certain covenants regarding working capital, indebtedness and tangible net worth. The Company was in compliance with all covenants at June 4, 1995.

Long-term debt consists of the following:

(In thousands)                                 June 4,   November 27,
                                                1995        1994
                                               -------   ------------

Bank credit agreements                         $10,750       $ 4,063
Term loan                                       13,000        15,000
Other borrowing                                  1,734         1,554
                                               -------       -------
                                                25,484        20,617
Less amount due within one year                  4,040         8,450
                                               -------       -------
                                               $21,444       $12,167
                                               =======       =======

- --------------------------------------------------------------------------------

NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

________________________________________________________________________________

                              MEASUREX CORPORATION

                           (June 4, 1995 - Unaudited)
                     _____________________________________

NOTE 5.  EXIT AND RESTRUCTURING COSTS

In the fourth quarter of 1994, the Company recorded a $6.4 million charge for exit costs relating to a restructuring plan. This plan included establishment of a cross-functional team organization for Cupertino and Ireland operations as well as consolidation of some other facilities and organizations. Of the $6.4 million, $3.6 million has been utilized through June 4, 1995.

________________________________________________________________________________

NOTE 6.  SUBSEQUENT EVENTS

On June 22, 1995, the Company bought back approximately 1.6 million shares of its stock, held by Harnischfeger Industries, Inc. at the closing market price of $32.50 per share. This repurchase, combined with the Company's repurchase of approximately 2 million shares of its stock at $21.50 per share on December 29, 1994, reduced Harnischfeger's holdings of the Company's stock from 20% at November 27, 1994 to zero. The Company utilized $25.4 million of cash and $27 million of additional debt for the June 1995 transaction.

On June 21, 1995, the Company amended its Credit Agreement with a group of banks to increase the amount of the unsecured multi-year credit facility from $50 million to $75 million.

                             MEASUREX CORPORATION

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In the six months ended June 4, 1995, the Company generated $4.2 million of cash from operating activities. $16.2 million generated by net income after adjustments for non cash items was partially offset by increases in working capital to support the higher revenue level. Receivables were impacted by a high level of shipments in the final month of the quarter and several large contracts with extended payment terms where cash collection will not occur until later in the year.

Cash of $12.9 million was generated from investing activities. The company sold its available-for-sale securities for $11.3 million and reduced its holding in held-to-maturity securities by $11.5 million. During the first half of the fiscal year, $3.7 million was spent in acquiring property, plant and equipment. This is consistent with recent capital expenditure patterns. No major facilities expansions are planned for the balance of fiscal year 1995. On December 14, 1994, the Company acquired the Webart Division of the Ohmart Corporation, and its family of on-line measurement and control systems for $3.4 million in cash and a $0.7 million note payable.

Cash used in financing activities was $35.2 million. In December 1994, the Company bought back approximately two million shares of the Company's stock held by Harnischfeger Industries, Inc., reducing Harnischfeger's holdings of the total stock outstanding to 10% at June 4, 1995 from 20% at November 27, 1994. The total value of the transaction was $43.6 million. Offsetting the cash outflow for this transaction and $3.6 million for dividends, the Company received $8.2 million cash in connection with its employee purchase plan and stock option exercised and increased its debt by $7.5 million. The Company was in compliance with all loan convenants as of June 4, 1995.

As a result of the above activities, and excluding exchange rate fluctuations, the Company's cash and cash equivalents decreased $17.9 million compared to year-end 1994.

The Company's current ratio (current assets divided by current liabilities) was approximately 2.0 at the end of the second quarter of 1995 compared to 2.5 at fiscal year-end 1994. The total debt/total capitalization ratio was 12% as of June 4, 1995, compared to 9% at fiscal year-end 1994.

As of June 4, 1995, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of $70.6 million and unsecured revolving bank lines of credit of $59 million of which $8 million was committed to letters of credit. On June 21, 1995, in connection with the stock purchase discussed below, the Company negotiated a $25 million increase in its bank lines of credit.

On June 22, 1995, the Company purchased the remaining 1.6 million shares held by Harnischfeger Industries, Inc. for $52.4 million. $25.4 million of cash and $27.0 million of additional borrowing under the Company's lines of credit were utilized for this transaction. As a result of this transaction, the Company's current ratio changed from 2.0 at the end of Q2'95 to 1.8 and total debt/total capitalization ratio increased from 12% to 22%. The Company remained in compliance with all loan convenants after this transaction.

The Company believes that its financial resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during the balance of the fiscal year.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS (CONT.)
- ------------------

RESULTS OF OPERATIONS
- ---------------------

System orders in the second quarter of 1995 were $80 million, more than double the $39 million reported in the second quarter of 1994. This was the highest level of orders for any quarter in the history of the Company. Orders from the paper industry were $70 million, and for the industrial systems division were $10 million. These represent 115% and 55% increases, respectively, over the second quarter of 1994. The increase in the paper industry is due to upgrades and replacements of the Measurex installed base and an expanded product offering resulting from acquisitions made in the last four years. Orders were strong in all major geographic areas. For the six months ending June 4, 1995 orders were $130 million, an 86% increase over the comparable period in 1994.

System backlog at the end of the quarter was $129 million, up 52% from $85 million at the end of the second quarter of 1994 and a 33% increase from $97 million at the end of the first quarter of 1995.

System revenue for the second quarter of 1995 was 34% higher, and for the first half was 29% higher than the same periods in 1994. The increased shipment level occurred as a result of the higher order levels achieved in the fourth quarter of 1994 and the first quarter of 1995.

Service revenue for the quarter was 8% higher than the previous year and for the first half was 9% higher. The increase was due to the higher dollar value of foreign currency service billings resulting from the weakening of the dollar and growth in the service business.

Margins on systems in the second quarter of 1995 improved to 40% and for the first half of 1995 to 38%, both up from 36% in the second quarter of 1994 and the first half of 1994. The increased volume allowed better utilization of existing capacity and the product mix was better with more higher margin products and features being sold.

Service margins improved 1% to 38% compared to the 37% achieved in the second quarter of 1994. For the first half of 1995 service margin was 37% unchanged from first half of 1994.

Product development expense in the second quarter of 1995 and for the first half of 1995 was 7% and 6% below the same period in 1994, respectively. This reflected savings achieved from the restructuring that took place in the fourth quarter of 1994.

Selling and administrative expenses in the second quarter of 1995 and in the first half of 1995 were 18% and 15% higher than the previous year, respectively, although they remained relatively flat as a percentage of revenue. This was the result of higher sales commissions, travel and profit sharing consistent with the increase in sales and profitability, as well as the impact of stronger foreign currencies.

Interest expense increased as a result of higher debt levels. Interest income and other improved primarily because the second quarter of 1994 was impacted by a $0.4 million write down the value of securities available-for-sale.

The effective tax rate in the second quarter was 34.6% up from 33% in the first quarter. This increase results from a change in the geographic mix of earnings and brings the year-to-date rate to 34%. This rate of 34% compares to 39% in the comparable period of 1994. The lower rate compared to 1994 results from the return to profitability in 1995 of several subsidiaries for which no tax benefit for losses could be taken in 1994.

Net income for the second quarter of 1995 was $5.2 million, which represents a 194% increase from the $1.8 million result in the second quarter of 1994. Earnings per share increased to $0.30 up from $0.10.

                              MEASUREX CORPORATION

                          PART  II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders at its principal executive office, One Results Way, Cupertino, California, at
          10:00 a.m. Tuesday, April 18, 1995. The results of voting at said meeting were as follows:

          MATTER 1: The following individuals were elected to the Company's Board of Directors by a vote of the stockholders:

                                   FOR       WITHHOLD
                                ----------   --------
          David A. Bossen       14,865,994     37,017
          Orion L. Hoch         14,869,006     34,005
          Jeffrey T. Grade      14,869,405     33,606

          In addition, the term of office as a director continued subsequent to the meeting for the following individuals:

          Paul Bancroft III
          Dwight C. Baum
          John C. Gingerich
          John W. Larson
          J. W. McKittrick
          Graham Tyson

          MATTER 2: A proposal to ratify the selection of Coopers & Lybrand L.L.P., as independent auditors of the Company was approved by a vote of the stockholders as follows:

                       FOR         AGAINST    ABSTAIN
                  -----------    ----------   -------

                   14,877,622       9,901      15,488


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits

          Exhibit
           Number                     Exhibit Title
          -------      -----------------------------------------------------
           10.1        Copy of Registrant's Employee's Stock Option Plan (1981)
                       (incorporated by reference from Exhibit 28.1 to Post
                       Effective Amendment No. 2 to Registration Statement No.
                       33-22589, filed with the SEC on June 25, 1990)

           10.2        Copy of Registrant's Employee's Stock Option Plan (1993)
                       (incorporated by reference from Form S-8 Registration
                       Statement No. 33-65762 filed with the SEC on July 8,
                       1993)

           10.3        Copy of Registrant's Management Incentive Plan
                       (incorporated by reference from Exhibit 10.8 on page 24 of Report on Form 10-K for the fiscal year ended November
                       30, 1986)

           10.4 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993
                       (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27,
                       1994).

           10.5        Copy of Registrant's Affiliation Agreement dated as of
                       May 30, 1990, between Measurex Corporation and
                       Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the SEC on June
                       12, 1990)

           10.6        Copy of Repurchase Agreement dated December 29, 1994
                       (which contains certain amendments to the Affiliation
                       Agreement referred to in Exhibit 10.5) (incorporated by reference from Exhibit 10.6 on page 21 of Report of Form
                       10-K for fiscal year ended November 27, 1994.

                              MEASUREX CORPORATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  (CONTINUED)
          ---------------------------------

          (a)  Exhibits

          Exhibit
           Number                     Exhibit Title
          -------      -----------------------------------------------------
           10.7        Copy of Registrant's Joint Marketing, Sales and
                       Development Agreement dated May 30, 1990 between Measurex
                       Corporation and Beloit Corporation (incorporated by
                       reference from Exhibit 10.1 to Form 8-K filed with the
                       SEC on June 12, 1990).

           10.8        Copy of Registrant's Joint Marketing, Sales and
                       Development Agreement dated February 12, 1991 between
                       Measurex Corporation and Enertec (incorporated by reference from Exhibit 10.8 on page 33 of Report on Form
                       10-K for the fiscal year ended December 1, 1991).

           10.9        Copy of Registrant's Joint Marketing, Sales and
                       Development Agreement dated February 28, 1991 between
                       Measurex Corporation and Mitsubishi Heavy Industries,
                       Ltd. (incorporated by reference from Exhibit 10.9 on page
                       34 of Report on Form 10-K for the fiscal year ended
                       December 1, 1991).

           10.10 Copy of Term Loan Agreement dated as of May 21, 1993, between Measurex Corporation and the Bank of New York
                       (incorporated by reference from Exhibit 10 on Form 10-Q for the period ended May 30, 1993).

           10.11       Copy of Amendment dated as of February 10, 1995, to Term
                       Loan Agreement referred to in Exhibit 10.10 (incorporated by reference from Exhibit 10.11 on page 22 of Report on Form 10-K for fiscal year ended November 27, 1994).

           10.12 Copy of Credit Agreement dated as of July 22, 1993, between Measurex Corporation and ABN Amro Bank N.V., San
                       Francisco International Branch and/or Cayman Islands
                       Branch (incorporated by reference from Exhibit 10.11 on Form 10-Q for the period ended August 28, 1994).

           10.13       Copy of First Amendment dated as of July 8, 1994 to
                       Credit Agreement referred to in Exhibit 10.12.
                       (incorporated by reference from Exhibit 10.13 on page 22 of Report on Form 10-K for fiscal year ended November 27,
                       1994).

           10.14       Copy of Second Amendment dated as of December 29, 1994 to
                       Credit Agreement referred to in Exhibit 10.12
                       (incorporated by reference from Exhibit 10.14 on page 22 of Report on Form 10-K for fiscal year ended November 27,
                       1994).

           10.15       Copy of Third Amendment dated as of February 10, 1995 to
                       Credit Agreement referred to in Exhibit 10.11.
                       (incorporated by reference from Exhibit 10.15 on page 22 on Form 10-K for fiscal year ended November 27, 1994).

           10.16 Copy of Credit Agreement dated as of February 10, 1995 among Measurex Corporation, Bank of America National
                       Trust and Savings Association, as Agent, and the other financial institutions party hereto (incorporated by reference from Exhibit 10.16 on page 22 of Report on Form
                       10-K for fiscal year ended November 27, 1994).

           10.17       Copy of Registrant's Stock Option Agreement (Special
                       Acceleration Grant) dated as of December 14, 1993
                       (Incorporated by reference from Exhibit 10.10 on page 45 of Report on Form 10-K for the fiscal year ended November
                       25, 1993).

           10.18       Copy of First Amendment dated June 21, 1995 to Credit
                       Agreement referred to on Exhibit 10.16.

           10.19       Copy of Stock Repurchase Agreement and Amendment to Joint
                       Marketing Sales and Development Agreement dated June 22,
                       1995 among Measurex, Harnischfeger, HIHC and Beloit
                       Corporation (incorporated by reference from Exhibit 2.1 on Form 8-K filed with the SEC on July 6, 1995).

                              MEASUREX CORPORATION

Item 6. Exhibits and Reports on Form 8-K (continued)

          (a) Exhibits

          Exhibit
          Number                       Exhibit Title
          -------                      -------------

           11.0 Computation of Net Income per Share of Common Stock of the Registrant.

           27.0    Financial Data Schedule

          Other exhibits have not been filed because conditions requiring filing do not exist.

          (b)  Reports on Form 8-K

                The Company filed a Report on Form 8-K dated June 22, 1995 in which the Company reported that it had bought back from Harnischfeger Industries, Inc. 1,613,100 shares of outstanding Measurex Common Stock, par value $.01 per share, at a purchase price of $32.50 per share on June 22, 1995.

                              MEASUREX CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Measurex Corporation
                                          ------------------------------------
                                                      (Registrant)


Date:  July 18, 1995                      By:  /s/ Robert Mc Adams, Jr.
                                               -------------------------------
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)