Form 10-Q
period 1995-09-03
MEASUREX CORP /DE/
filed 1995-10-10
CIK 751190

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM    10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 3, 1995.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________ .

Commission File Number 1-8700


                   M E A S U R E X    C O R P O R A T I O N
                   ----------------------------------------
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------





                DELAWARE                              94-1658697
     -------------------------------           ----------------------
     (State or other jurisdiction of              (I.R.S.  Employer
      incorporation or organization)             Identification No.)


                 ONE RESULTS WAY, CUPERTINO, CALIFORNIA 95014
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (408) 255-1500



                                NOT  APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X  No
                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock outstanding at September 3, 1995:  15,587,631

(1)  Excludes common stock held in treasury.

     This document contains 13 pages, with the Exhibit Index located on pages 11 to 12.

Part I.  Financial Information

         Item 1.    Financial Statements

                             MEASUREX  CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                            Three Months Ended                   Nine Months Ended
                                      ------------------------------   -----------------------------------
                                       September 3,    August 28,       September 3,          August 28,
                                          1995           1994              1995                  1994
----------------------------------------------------------------------------------------------------------
     Revenues:
       Systems                           $62,016         $39,542          $157,632              $113,642
       Service and other                  29,627          26,112            84,433                76,235
                                         -------         -------          --------              --------
           Total revenues                 91,643          65,654           242,065               189,877
                                         -------         -------          --------              --------
     Operating costs and expenses:
       Systems                            36,707          25,439            96,104                72,659
       Service and other                  18,377          16,541            53,028                47,899
       Product development                 4,749           4,985            14,056                14,929
       Selling and administrative         19,823          15,681            55,717                46,886
                                         -------         -------          --------              --------
          Total operating
            costs and expenses            79,656          62,646           218,905               182,373
                                         -------         -------          --------              --------
     Earnings from operations             11,987           3,008            23,160                 7,504

     Other income (expense):
       Interest expense                     (856)           (331)           (2,167)                 (997)
       Interest income and other, net      1,728           1,484             5,053                 4,155
                                         -------         -------          --------              --------
          Total other income, net            872           1,153             2,886                 3,158
                                         -------         -------          --------              --------
     Income before income taxes and
       cumulative effect of
       accounting change                  12,859           4,161            26,046                10,662
     Provision for income taxes            4,374           1,623             8,856                 4,158
                                         -------         -------          --------              --------
     Income before cumulative effect
       of accounting change                8,485           2,538            17,190                 6,504
     Cumulative effect of
       accounting change                       -               -                 -                   524
                                         -------         -------          --------              --------
          Net income                     $ 8,485         $ 2,538          $ 17,190              $  7,028
                                         =======         =======          ========              ========

     Net income per share:
       Income before cumulative effect
         of accounting change            $   .51         $   .14          $   1.01              $    .36
     Cumulative effect of
       accounting change                       -               -                 -                   .03
                                         -------         -------          --------              --------
     Net income per share                $   .51         $   .14          $   1.01              $    .39
                                         =======         =======          ========              ========
     Dividends per share                 $   .11         $   .11          $    .33              $    .33
                                         =======         =======          ========              ========
     Average number of common and
       common equivalent shares
         (in thousands)                   16,625          18,103            17,015                18,098
                                         =======         =======          ========              ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX  CORPORATION
                     CONSOLIDATED  CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                 September 3,   November 27,
                                                     1995          1994
----------------------------------------------------------------------------
                                                  (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                           $ 45,958    $ 82,254
  Short-term investments                                 1,402      27,030
  Accounts receivable                                   84,155      61,583
  Inventories                                           32,070      24,685
  Prepaid expenses and other                            13,260      11,957
                                                      --------    --------
    Total current assets                               176,845     207,509
                                                      --------    --------

Contracts receivable                                    37,103      32,139

Service parts, net                                      12,726      12,286

Property, plant and equipment, net                      48,918      49,655

Other assets                                            19,690      18,234
                                                      --------    --------
    Total assets                                      $295,282    $319,823
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                   $  4,429    $  4,387
  Short-term debt                                            -       4,063
  Accounts payable                                       7,214       5,989
  Accrued expenses                                      76,507      65,686
  Income taxes payable                                   5,724       3,848
                                                      --------    --------
    Total current liabilities                           93,874      83,973
                                                      --------    --------
Long-term debt                                          39,754      12,167

Deferred income taxes                                    6,127       6,500
                                                      --------    --------
Total liabilities                                      139,755     102,640
                                                      --------    --------
Shareholders' equity                                   155,527     217,183
                                                      --------    --------
    Total liabilities and shareholders' equity        $295,282    $319,823
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

                             MEASUREX  CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                                 Nine Months Ended
                                                            ----------------------------
                                                            September 3,    August 28,
                                                               1995            1994
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities                      5,648              575
                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                         (3,202)         (73,724)
Sale of available-for-sale securities                           11,255           34,339
Maturities of held-to-maturity securities                       17,522           51,285
Acquisition of property, plant and equipment                    (5,836)          (5,044)
Acquisition of technology                                       (3,380)               -
Capitalized software                                            (1,349)          (2,307)
                                                              --------         --------
  Net cash provided by investing activities                     15,010            4,549
                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to short-term debt                                         -            4,063
Payment of short-term debt                                      (4,063)               -
Additions to long-term debt                                     47,117                -
Payment of long-term debt                                      (20,275)          (3,665)
Dividends                                                       (5,269)          (5,908)
Stock issued under employee stock purchase and stock
  option plans                                                  22,745            1,929
Payment for treasury stock                                     (97,271)               -
                                                              --------         --------
  Net cash used in financing activities                        (57,016)          (3,581)
                                                              --------         --------
Effect of exchange rate fluctuations on
  cash and cash equivalents                                         62             (231)
                                                              --------         --------
  Net (decrease) increase in cash and cash equivalents         (36,296)           1,312
Cash and cash equivalents at beginning of period                82,254           76,040
                                                              --------         --------
Cash and cash equivalents at end of period                    $ 45,958         $ 77,352
                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                          $    700         $      -

 The accompanying notes are an integral part of the consolidated condensed financial statements.

                              MEASUREX CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
           __________________________________________________________

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

                              MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                                  (Unaudited)
           __________________________________________________________


NOTE 2.  INVENTORIES

Inventories consist of the following:

(in thousands)                           September 3,   November 27,
                                            1995           1994
                                         ------------   ------------
Purchased parts and components             $14,166        $12,417
Work in process                             11,363          7,724
Finished subassemblies and systems           6,541          4,544
                                           -------        -------
                                           $32,070        $24,685
                                           =======        =======

--------------------------------------------------------------------

NOTE 3.  LINES OF CREDIT AND DEBT

On September 3, 1995, the Company had two unsecured bank line of credit agreements that provide for unsecured borrowings up to $95 million. The lines of credit include a $20 million revolving credit agreement that provides for variable interest rate borrowings based on the London Interbank Offer Rate (LIBOR) and a $75 million multicurrency credit agreement with a group of banks providing borrowings at variable interest rates including a base rate borrowing, an offshore rate borrowing and local currency rate borrowing. The agreements expire July 1996 and February 1998, respectively. There was $64 million available in connection with these agreements at September 3, 1995, of which $9 million was committed to letters of credit.

The Company also has a 5.35% five-year unsecured term loan agreement with a bank. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998.

These agreements contain certain covenants regarding working capital, indebtedness and tangible net worth. The Company was in compliance with all covenants at September 3, 1995.

Debt consists of the following:

(In thousands)                       September 3,   November 27,
                                         1995           1994
                                     ------------   ------------
Bank credit agreements                    $31,136        $ 4,063
Term loan                                  11,000         15,000
Other borrowing                             2,047          1,554
                                          -------        -------
                                           44,183         20,617
Less amount due within one year             4,429          8,450
                                          -------        -------
                                          $39,754        $12,167
                                          =======        =======
----------------------------------------------------------------

NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

________________________________________________________________________________

                              MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                                  (Unaudited)
           __________________________________________________________

NOTE 5.  EXIT AND RESTRUCTURING COSTS

In the fourth quarter of 1994, the Company recorded a $6.4 million charge for exit costs relating to a restructuring plan. This plan included establishment of a cross-functional team organization for Cupertino and Ireland operations as well as consolidation of some other facilities and organizations. Of the $6.4 million, $4.9 million has been utilized through September 3, 1995.

________________________________________________________________________________

NOTE 6.  SUBSEQUENT EVENT

On September 16, 1995, the Company signed a definitive agreement to acquire Data Measurement Corporation (DMC). DMC, located in Gaithersburg, Md., is a leading manufacturer of measurement systems for the steel industry with revenue in 1994 of $24 million. Approval of the merger will be voted on by DMC shareholders in early fiscal year 1996.

DMC will operate as a subsidiary, and as part of the Company's Industrial Systems Division, with manufacturing, engineering, product marketing and sales support continuing at DMC's facilities.

The Company will pay approximately $30 million to acquire all of the outstanding stock and other securities of DMC, with common stockholders receiving $18.625 per share.

                              MEASUREX CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In the nine months ended September 3, 1995, the Company generated $5.6 million of cash from operating activities. $29.8 million generated by net income after adjustments for non-cash items was substantially offset by increases in working capital of $24.2 million. Accounts and contracts receivable increased $26.8 million, net of foreign exchange impact, as a result of higher revenue, shipments occurring late in the quarter and the Company's ongoing leasing program. Inventory and service parts increased $10.0 million, net of foreign exchange impact, partly to support the higher revenue level and also several large shipments to be delivered early in the fourth quarter increased third quarter work in process. Offsetting these increases was an $11.3 million, net of foreign exchange impact, increase in accounts payable and accrued expenses, including an increase of $8.9 million in customer deposits reflecting the high level of orders.

Cash of $15.0 million was generated from investing activities. The Company sold its available-for-sale securities for $11.3 million and reduced its holding in held-to-maturity securities by $17.5 million. During the first nine months of the fiscal year, $5.8 million was spent in acquiring property, plant and equipment. This is consistent with recent capital expenditure patterns. No major facilities expansions are planned for the balance of fiscal year 1995. On December 14, 1994, the Company acquired the Webart Division of The Ohmart Corporation, and its family of on-line measurement and control systems for $3.4 million in cash and a $0.7 million note payable.

Cash used in financing activities was $57.0 million. On June 22, 1995, the Company bought back approximately 1.6 million shares of its stock, held by Harnischfeger Industries, Inc. This repurchase, combined with the Company's repurchase of approximately 2 million shares of its stock on December 29, 1994, reduced Harnischfeger's holdings of the Company's stock from 20% at November 27, 1994 to zero. The total value of the transactions was $96.0 million.
Offsetting the cash outflow for this transaction and $5.3 million for dividends, the Company received $22.7 million cash in connection with its employee stock purchase plan and stock options exercised and increased its debt by $47.1 million. The Company was in compliance with all loan convenants as of September 3, 1995.

As a result of the above activities, and excluding exchange rate fluctuations, the Company's cash and cash equivalents decreased $36.3 million compared to year-end 1994.

The Company's current ratio (current assets divided by current liabilities) was approximately 1.9 at the end of the third quarter of 1995 compared to 2.5 at fiscal year-end 1994. The debt to capitalization ratio was 22% as of September 3, 1995, compared to 9% at fiscal year-end 1994.

As of September 3, 1995, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of $47.4 million and unsecured revolving bank lines of credit of $64 million of which $9 million was committed to letters of credit.

On September 16, 1995, the Company signed a definitive agreement to acquire Data Measurement Corporation (DMC). DMC is a leading manufacturer of measurement systems for the steel industry with revenue in 1994 of $24 million. Approval of the merger will be voted on by DMC shareholders in early fiscal year 1996. The Company will pay approximately $30 million to acquire all of the outstanding stock and other securities of DMC, with common stockholders receiving $18.625 per share.

The Company believes that its financial resources will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during the next 12 months.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONT.)
------------------

RESULTS OF OPERATIONS
----------------------

System orders in the third quarter of 1995 were $58 million which represented a 53% increase from the $38 million booked in the third quarter of 1994. This was the highest third quarter order total in the Company's history. For the first three quarters of 1995, orders were $188 million, a 74% increase from the 1994 three quarter total of $108 million. This growth reflects the rebound from the recession in the industries served by the Company, and the Company's ongoing focus on the industrial systems business.

The industry and geographic breakdown of orders is as follows:

                                   $M                          $M
                        -------------------------   -------------------------
                           Three Months Ended           Nine Months Ended
                        -------------------------   -------------------------
                         September 3,  August 28,   September 3,   August 28,
                            1995         1994           1995          1994
                        ------------   ----------   ------------   ----------
US                              21.0         12.0           74.0         45.0
Europe                          16.0          8.0           55.0         30.0
Rest of World                   21.0         18.0           59.0         33.0
                            --------     --------       --------      -------
     Total                      58.0         38.0          188.0        108.0
                            --------     --------       --------      -------

Pulp and Paper                  50.0         35.0          163.0         95.0
Industrial Systems               8.0          3.0           25.0         13.0
                            --------     --------       --------      -------
     Total                      58.0         38.0          188.0        108.0
                            --------     --------       --------      -------

System backlog at the end of the third quarter of 1995 was $124 million, up from $83 million at the end of the third quarter of 1994 and down slightly from $129 million at the end of the second quarter of 1995.

System revenue for the third quarter of 1995 was 27% higher than the second quarter of 1995. Compared to 1994, third quarter system revenue was 57% higher, and for the nine months ended September 3, 1995 was 39% higher than the comparable 1994 period. The increase in all cases was the result of the higher orders achieved in the past four quarters.

Service revenue increased 13% for the third quarter of 1995, and 11% for the nine months ended September 3, 1995 over the comparable periods in 1994. Increases in revenue for incremental labor services, foreign currency movements and additional spares revenue account for the increase.

System margins for the third quarter of 1995 were 41% compared to 40% in second quarter of 1995 and 36% in the third quarter of 1994. For the nine months ended September 3, 1995, margins were 39% compared to 36% in the comparable period in 1994. This improvement resulted from the Company's ability to achieve better utilization of existing capacity and fixed overhead, a favorable product mix with higher margin products and features being sold, and in the third quarter of 1995, better pricing.

Service margins for the third quarter of 1995 were 38%, unchanged from the second quarter of 1995 and up from 37% in the third quarter of 1994. For the nine months ended September 3, 1995, the service margin was 37%, unchanged from the prior year.

Product development expense in the third quarter of 1995 and for the nine months ended September 3, 1995 was 5% and 6% below the same periods in 1994, respectively. This reflected savings achieved from the restructuring that took place in the fourth quarter of 1994.

Selling and administrative expense for the third quarter of 1995 increased 26% compared to the third quarter of 1994. The increase for the nine months ended September 3, 1995 was 19% over the comparable 1994 period. Approximately half the increase is the result of sales commissions, profit sharing and bonuses consistent with the increase in sales and profitability. In addition, stronger foreign currencies, increased travel

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONT.)
------------------

RESULTS OF OPERATIONS (CONT)
----------------------------

and the cost of additional sales personnel, the acquisition of the Webart division, resulted in higher expenses compared to the comparable periods in 1994.

As a result of these changes, earnings from operations for the third quarter of 1995 increased 299% to $12 million from $3 million in 1994. For the nine months ended September 3, 1995, earnings from operations were $23 million, a 209% increase from 1994.

Interest expense increased as a result of higher debt levels associated with the buy-back of approximately 3.6 million shares in the first and second quarters. Interest income is higher because 1994 was unfavorably impacted by a write-down in the value of securities available-for-sale ($0.4 million in the third quarter of 1994 and $0.8 million for the nine months of 1994). Higher interest rates and increases in the interest income stream from contracts receivable essentially offset the impact of lower cash balances compared to 1994.

The effective tax rate for both the third quarter of 1995 and the first nine months was 34%. This compares to 39% in 1994. The lower rate results from changes in the geographic mix of earnings and the return to profitability in 1995 of several subsidiaries for which no tax benefit for losses could be taken in 1994.

Net income for the third quarter of 1995 was $8.5 million, a 234% increase over 1994, and for the nine months was $17.2 million, a 145% increase over 1994. Earnings per share for the quarter increased from $0.14 in 1994 to $0.51 in 1995 and for the nine months from $0.39 to $1.01.

                              MEASUREX CORPORATION

                          PART  II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits

             Exhibit
             Number                  Exhibit Title
             -------    --------------------------------------------------------
              2.1       Copy of the Agreement and Plan of Reorganization dated
                        September 16, 1995 among Measurex and Data Measurement
                        Corporation (incorporated by reference from Exhibit 2.1
                        on Form 8-K filed with the SEC on September 25, 1995).

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

                              MEASUREX CORPORATION

                   PART  II.  OTHER INFORMATION (continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
        --------------------------------

        (a)  Exhibits

             Exhibit
             Number                  Exhibit Title
             -------    --------------------------------------------------------
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

             10.18      Copy of First Amendment dated June 21, 1995 to Credit
                        Agreement referred to on Exhibit 10.16. (incorporated by reference from Exhibit 10.18 on Form 10-Q for period ended June 4, 1995).

             10.19      Copy of Stock Repurchase Agreement and Amendment to
                        Joint Marketing Sales and Development Agreement dated
                        June 22, 1995 among Measurex, Harnischfeger, HIHC and
                        Beloit Corporation (incorporated by reference from Exhibit 2.1 on Form 8-K filed with the SEC on July 6,
                        1995).

             10.20 Copy of Letter Agreement for a special severance benefit program for key executives dated May 15, 1995.

             11.0 Computation of Net Income per Share of Common Stock of the Registrant.

             27.0       Financial Data Schedule

             Other exhibits have not been filed because conditions requiring filing do not exist.

        (b)  Reports on Form 8-K

               The Company filed a Report on Form 8-K dated September 16,
               1995 in which the Company reported that it had entered into an agreement to acquire Data Measurement Corporation (DMC). The Company would pay approximately $30 million to acquire all of the outstanding stock and other securities of DMC, with common stockholders receiving $18.625 per share.

                              MEASUREX CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Measurex Corporation
                                          -------------------------------------
                                                       (Registrant)


Date: October 10, 1995                    By:  /s/  Robert McAdams, Jr.
                                               -------------------------------
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)