Form 10-K
period 1995-12-31
MEASUREX CORP /DE/
filed 1996-02-29
CIK 751190

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended December 3, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [NO FEE REQUIRED]
    For the transition period from                    to
                                   ------------------    ----------------

    Commission File Number 1-8770

                    M E A S U R E X  C O R P O R A T I O N
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                       94-1658697
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                 One Results Way, Cupertino, California 95014
             (Address of principal executive offices and Zip Code)

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

Aggregate market value of voting stocks held by non-affiliates
as of January 31, 1996                                          $454,291,969

Number of shares of common stock outstanding
as of January 31, 1996                                            15,804,647

                     --------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Report to Shareholders for the fiscal year ended December 3, 1995, are incorporated by reference into Parts I, II and IV.

   Portions of the Proxy Statement for registrant's 1996 Annual Meeting of Shareholders to be held April 12, 1996, are incorporated into Part III.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Measurex Corporation (the "Company") is engaged worldwide in the design, manufacture and servicing of computer-integrated measurement, control and information systems. The Company's wide range of products are designed to increase productivity, reduce raw material and energy consumption and improve quality and uniformity. Industries served by the Company include paper, plastics, nonwovens, aluminum, steel and rubber. The Company's customers are served by sales and service subsidiaries located in 50 offices and 34 countries around the world. More than half of Measurex's 2,360 employees are dedicated to the sales, support and servicing of the Company's customers.

The Company is a corporation organized under the laws of the State of Delaware as the successor to a California Corporation organized in 1968. The Company's principal executive offices are located at One Results Way, Cupertino, California 95014-5991 (telephone number: 408-255-1500).

The term "the Company" as used hereinafter means Measurex Corporation or Measurex Corporation and its subsidiaries, as the context requires.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The response to this section of Item 1 is incorporated by reference to "Business Segments" under Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

NARRATIVE DESCRIPTION OF BUSINESS.

The Company is a leading worldwide supplier of computer-integrated measurement, control and information systems for continuous manufacturing processes. The Company's systems are primarily used to control the manufacturing processes in those industries in which the manufactured product is made in a flat sheet; e.g. paper, plastics, nonwovens, aluminum, steel and rubber.

The Company provides measurement and control systems and services that enhance the productivity and efficiency of its customers' processes and improve the quality of its customers' products. These integrated systems utilize sensors and scanners to measure the quality properties of the product. Software running in computers and workstations use these measurements to provide control of the process, computer graphic operator displays and management information. Actuators are regulated by the software to provide precision adjustments to the process.

The Company also provides management information systems which integrate the manufacturing process with such functions as order entry, inventory control, product tracking, production scheduling, shipping and invoicing.

The Company's systems use international industry communications and computing standards which allow connectivity between the Company's systems and other standards-based measurement and control products.

The following table shows the annual revenues and the percentages of annual revenues during the last three fiscal years attributable to the sale of computer-integrated measurement, control and information systems to the paper and industrial systems industries (plastics, nonwovens, aluminum, steel and rubber) and the services provided to customers in those industries.

                                                                Year Ended (amounts in millions)
                                                       --------------------------------------------------
                                                              1995                1994            1993
                                                       ------------------    ---------------  ------------
Revenue from:
    System sales - paper industry                      $  185.4        56%   $  133.0   51%   $128.6   51%
    System sales - industrial systems industries       $   34.9        10%   $   23.3    9%   $ 24.2    9%
    Service and other                                  $  114.9        34%   $  103.7   40%   $101.2   40%
                                                       --------              --------         ------
Total revenues                                         $  335.2              $  260.0         $254.0
                                                       ========              ========         ======


PAPER SYSTEMS BUSINESS

In 1995, approximately 56% of the Company's revenues were generated from system sales to the paper industry. The Company's systems are used to control the production of practically all kinds of paper and paperboard products including: fine paper used for stationary and books; xerographic paper for copy machines; glossy stock for magazines; paperboard and linerboard for boxes; sack grades for paper bags; newsprint and tissue.

In the paper industry, the Company's MXOpen(R) product line includes:

 .    Integrated Control Systems and Sensors
 .    Distributed Control Systems
 .    Cross Direction (CD) Profile Control Systems and Actuators
 .    Web Inspection Systems
 .    Integrated Machine Monitoring Systems
 .    Millwide Production and Information Management Systems

A key component of the Company's measurement and control systems is its proprietary sensor technology. The Company currently offers a wide variety of on-line sensors to its customers in the paper industry which measure many aspects of product quality including basis weight, moisture, caliper, ash content, coatweight, smoothness, gloss, formation, opacity, strength and color. These on-line sensors, generally non-contacting, probe the product with radiation from various parts of the electromagnetic spectrum including infrared, visible light, beta, x-ray and gamma radiation.

The Company's web-inspection systems use Charge Couple Device (CCD) camera technology to detect visual defects in paper and other web-produced material.

The Company is a leader in the complex technology of cross-direction (CD) profile control. The Company's Cross Direction Profile Control Systems and Actuators allow precise control of paper characteristics in small segments across the entire width of the sheet resulting in optimum quality levels, reduced material and energy use and lower scrappage rates.

The Company's products are sold individually as add-ons or upgrades to existing measurement and control systems (the Company or competitor systems) or as complex integrated systems designed for specific applications or processes. The Company's systems are primarily sold by the Company's worldwide sales organization. In addition, the Company has established certain alliances and OEM relationships to provide customers with turnkey paper automation projects. The systems are generally installed at the customer's site by the Company's worldwide service organization.

INDUSTRIAL SYSTEMS BUSINESS

In 1995, approximately 10% of the Company's revenues were generated from system sales to customers in the plastics, nonwovens, aluminum, rubber and other industries. The Company's systems are used to control the materials used in or the production of many products including:

 .   Plastics, films and coated products - candy wrap, magnetic media base, food and liquid packaging, vinyl products, labels and tapes.
 .   Nonwoven products - diaper liners, wipes, surgical drapes, roofing, filters, clothing, floor mats and carpet backing.
 .   Rubber products - tire fabrics, roofing, tank liners and belts.
 .   Aluminum products - beverage and food can stock, foil and siding.
 .   Other - chemical, fiberglass, plastic resin and pharmaceuticals.

The Company's MXOpen product offering to Industrial Systems' customers include:

 .    Measurement Control Systems (MCS) and Sensors
 .    Distributed Control Systems
 .    Profile Control Systems
 .    Web Inspection Systems

In December 1994, the Company acquired the Webart Division of The Ohmart Corporation and its ConceptOne(R) measurement and control products. This acquisition added a low-priced PC based system to the Industrial Systems product line, opening a new market for smaller plastics and sheet applications.

In January 1996, the Company acquired Data Measurement Corporation (DMC) a manufacturer of measurement systems for the steel industry. The Company intends to expand DMC's gauging system into a full computer-integrated control and information system. Prior to the acquisition, the Company did not participate in the steel market.

Industrial Systems products are distributed through the Company's worldwide sales organization and other distribution channels such as OEMs, distributors and agents.

SERVICE BUSINESS

In 1995, service revenues represented approximately 34% of the Company's total revenue. The Company's worldwide sales and service organization supports customers in both the paper and industrial systems businesses. The Company has over 4,000 systems installed in 54 countries, primarily located in North America, South America, Europe and Asia. The Company's service offering includes both resident service contracts and on-demand service for spare parts, preventive and emergency maintenance. Value added services such as process optimization and software enhancements are growing parts of this business. Also, the Company maintains systems of its direct competitors as well as third party non-competitive products.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's systems are the result of the integration of a number of complex technologies including electronics, physics, mechanical design and software. Central to the Company's strategic goals is a commitment to research and development. The Company strongly believes the continued investment in new product development is key to its long-term success.

During fiscal year 1995, 1994 and 1993, the Company spent approximately $19.4 million, $20.0 million and $21.1 million, respectively, on research and development. Those amounts represented 6%, 8% and 8%, respectively, of total revenues and 9%, 13% and 14%, respectively, of system revenue.

BACKLOG

System backlog at December 3, 1995, was $143 million, 55% higher than the backlog of $92 million at the end of fiscal 1994. Approximately 90% of the $143 million year-end 1995 backlog is scheduled to be shipped during fiscal 1996.

PATENTS

The Company follows a policy of filing appropriate patent applications on inventions it considers significant. As of December 3, 1995, the Company had 69 United States patents and 132 foreign patents in effect. Although important to the business, the Company believes that the invalidity or expiration of any single such patent would not have a material adverse effect on its operations.

SUPPLY OF MATERIALS AND PURCHASED COMPONENTS

The Company produces most of the application software, sensors, scanners, digital logic circuits and actuators used in its systems. Many components, such as integrated circuits, video monitors, printers, cameras, disks, and microcomputers are purchased from other manufacturers and integrated into the systems.

The Company currently purchases certain components from single sources of supply. In each instance, components performing similar functions are available from alternative sources, except for radioactive source material which is available from only two suppliers. Use of these alternative components might require a change in the design of certain portions of the system which could result in production delays, additional expenses and contract cancellations while changing vendors. The Company has contracts with certain vendors which entitle, but do not require, the Company to purchase specific quantities of components.

COMPETITION

The market for process measurement and control is highly competitive and is subject to technological change in both hardware and software development. The principal competitive factors in this market are product quality and reliability, product features, customer support, corporate reputation and relative price/performance. The Company's competitive strategy is to provide customers with greater economic results than available from competitors by focusing on quality and the unique performance characteristics of the customers' systems. However, any inability of the Company to match or exceed the price/performance or other features of the systems offered by its competitors could adversely affect future operating results.

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

EMPLOYEES

As of December 3, 1995, the Company had approximately 2,360 full-time employees. With the acquisition of DMC in January, 1996, the Company added approximately 340 full-time employees.

NUCLEAR REGULATORY LICENSES

In the United States, the Company and its customers are subject to licensing and regulation by the United States Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954 (the Act) with respect of those parts of its products and systems which utilize nuclear radiation. The NRC has transferred a portion of its licensing and regulatory functions to several state governments, including California, pursuant to Section 274 of the Act. The Company holds all such licenses necessary for its current operations. Licenses are renewed periodically as required.

The Company also holds all necessary foreign licenses regarding nuclear radiation for the applicable countries in which it operates.

United States customers possessing the Company's systems containing radioactive sources hold the radioactive material under a General or Specific License issued by their state or federal regulatory authority. Similarly, foreign customers hold licenses issued by their local authorities for radioactive material in the Company's systems.

ENVIRONMENT

The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. Liability for environmental remediation is accrued when it is considered probable and costs can be reasonably estimated. Environmental expenditures are presently not material to the Company's operations or financial position.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company engages in operations in many foreign countries. A large portion of the Company's foreign business is in Europe, Canada, Latin America and Asia.

Although there are risks attendant to foreign operations, such as potential nationalization of facilities, currency fluctuation and restrictions on movement of funds, the Company has taken action to mitigate such risks.

For information regarding geographic operations in 1995, 1994, and 1993, see "Business Segments" included in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

RISK FACTORS

The Company's future operations are subject to a number of risks and uncertainties including, but not limited to, the following:

Fluctuations in Quarterly Orders - The Company's quarterly orders have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including the timing of orders from its customers, changes in pricing by the Company or its competitors, discount levels, new product introductions by the Company or its competitors, foreign currency exchange rates, and changes in the economic and political environments of the countries and industries it serves.

Fluctuations in Financial Results - The Company's quarterly and annual financial results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including the scheduling of factory shipments, changes in pricing and discount levels, utilization levels of the Company's manufacturing facilities and personnel, amount and growth in operating expenses, changes in applicable tax rates, changes in product mix of system revenue, amount of spares shipments, changes in interest rates, changes in foreign currency exchange rates and the ability of the Company to mitigate the impact of such changes with foreign currency forward contracts.

Cyclicality of the Paper Industry - A substantial portion of the Company's sales have historically come from the paper industry. While the Company has recently expanded its presence in the industrial systems component of its business through its acquisition of Data Measurement Corporation, the paper industry will continue to account for most of the Company's revenues. This industry has in the past, and will likely in the future, be subject to substantial cyclicality and economic downturns. This cyclicality may in turn materially impact the Company's order rate and results of operations.

Risks Associated with International Operations - A majority of the Company's revenues are typically generated from sales outside of the United States. The Company's international orders, revenues and profitability are subject to inherent risks including timing in obtaining import licenses and letters of credit, fluctuations in local economies, difficulties in staffing and managing foreign operations, changes in foreign currency exchange rates, changes in regulatory requirements, tariffs and other trade barriers, difficulties in repatriation of earnings, and burdens of complying with a wide variety of foreign laws.

Risks of Serving other Cyclical Industries - The Company's orders and operating results are impacted by the capital expenditure cycles in the plastics, rubber, non-wovens, aluminum and steel industries, all of which are subject to substantial cyclicality.

Ability to Integrate Acquisitions - A key element of the Company's strategy for growth is the acquisition of products that can be distributed through its worldwide sales and service organization. The success of this component of the Company's strategy is dependent upon the ability of the Company to identify acquisition candidates that meet its acquisition criteria, acquire the acquisition target at a fair price, integrate the acquired operations into the Company and implement its business plan after acquisition. There can be no assurance that the Company will be successful in achieving these goals in every instance.

ITEM 2.  PROPERTIES

As of December 3, 1995, the Company owned the major facilities described below:

                                              Total
Location                                     Sq.Ft.                Use
--------                                     ------                ---
Cupertino, California                        360,000               The Company's Headquarters, offices, research and
                                                                   manufacturing operations.

Cincinnati, Ohio                              43,000               The Company's Management Systems Division's offices,
                                                                   research and manufacturing operations.

Atlanta, Georgia                              32,000               The US Sales and Service Headquarters.

North Vancouver,                              94,000               The Measurex Devron Division's offices, research and
British Columbia, Canada                                           manufacturing operations.

Waterford, Ireland                            60,000               Offices and manufacturing operations.

As of December 3, 1995, the Company also leased a facility in Waterford, Ireland totaling approximately 20,000 square feet and two facilities in Kuopio, Finland for manufacturing, engineering and sales support. The Company leases office space for sales and service operations throughout the United States and various countries.

With the acquisition of DMC in January 1996, the Company also acquired an additional 45,000 square feet leased facilities used by DMC for offices, research and manufacturing operations.

During 1995, the Company was productively utilizing the space in its facilities, while disposing of space determined to be under-utilized. The Company believes current facilities provide adequate production capacity to meet the Company's planned business activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                        EXECUTIVE OFFICERS OF REGISTRANT

The following table and notes thereto identify and set forth information about the Company's eight executive officers as of January 31, 1996 (ages are as of December 3, 1995):

Name                       Positions with the Company
-----                      --------------------------
David A. Bossen (1)        Chairman and Chief Executive Officer

John G. Gingerich (2)      President and Chief Operating Officer

Robert McAdams, Jr.(3)     Executive Vice President and Chief Financial Officer

William J. Weyand (4)      Executive Vice President, Worldwide Sales and Service

Glenn R. Wienkoop (5)      Executive Vice President and Division President,
                           Industrial Systems Division

Lance M. Lissner (6)       Vice President, Corporate Planning and Development

John G. Preston (7)        Vice President, General Manager, Integrated Control Systems
                           Business Unit

Charles Van Orden (8)      Vice President, General Counsel and Secretary

(1) Mr. Bossen, age 68, has been Chairman and Chief Executive Officer and Director since December 1993; President and Chief Executive Officer and Director from 1968 to December 1993.

(2) Mr. Gingerich, age 59, has been President and Chief Operating Officer and Director since December 1993; Executive Vice President, Worldwide Sales and Service from 1992 to December 1993; President, Americas and Pacific from 1991 to 1992; Executive Vice President from 1990 to 1991.

(3) Mr. Robert McAdams, Jr., age 56, has been Executive Vice President and Chief Financial Officer since April 1995; Senior Vice President and Chief Financial Officer from September 1994 to April 1995; Senior Vice President Operations and Information Services from 1992 to September 1994; Senior Vice President-Finance and Administration and Chief Financial Officer from 1985 to 1992.

(4) Mr. William J. Weyand, age 51, has been Executive Vice President, Worldwide Sales and Service since April 1995; Senior Vice President of Worldwide Sales and Service from December 1994 to April 1995; President, North and South America from February to December 1994; Senior Vice President, U.S. and Canada Sales and Service from 1993 to February 1994; Senior Vice President, U.S. Sales and Service from 1991 to 1993.

(5) Mr. Wienkoop, age 48, has been Executive Vice President, President Industrial Systems Division since September 1994; Executive Vice President, Engineering and Marketing from 1991 to September 1994; President, Measurex Automation Systems from 1985 to 1991.

(6) Mr. Lance M. Lissner, age 45, has been Vice President, Corporate Planning and Development since 1991; Vice President, Engineering and Marketing, Industry Groups from 1989 to 1991.

(7) Mr. John G. Preston, age 52, has been Vice President, General Manager, Integrated Control Systems Business Unit since September 1994; President, Measurex Europe from 1992 to September 1994; President, Devron Division from 1991 to 1992; President, Measurex Canada from 1990 to 1991.

(8) Mr. Charles Van Orden, age 41, has been Vice President, General Counsel and Secretary since April 1995; General Counsel and Secretary from 1988 to April 1995.

Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships among any of the above officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information under the heading "Market for the Registrant's Common Stock and Related Security Holder Matters," which appears on page 31 of Registrant's 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

The Company paid quarterly dividends of $0.11 per share in 1995 and 1994. While the Company intends to pay regular quarterly dividends, the payment of any future dividends is within the discretion of the Board of Directors of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The information under the heading "Selected Financial Data," which appears on page 32 of Registrant's 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the heading "Management's Discussion and Analysis" which appears on pages 18 to 19 of Registrant's 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under the heading "Financial Statements and Supplemental Financial Data," which appears on pages 20 to 31 of Registrant's 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company appears in Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held April 12, 1996, under the caption "Election of Directors" and is incorporated herein by reference. Information concerning the executive officers of the Company appears at the end of Part I, page 8 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 12, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 12, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Registrant's definitive Proxy Statement for its annual meeting of shareholders to be held April 12, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. The consolidated financial statements of Measurex Corporation included herein are set forth in the Index to Financial Statements and Schedules submitted as a separate section of this Report.

          2. The Financial Statement Schedules are contained in the accompanying Index to Financial Statements and Schedules submitted as a separate section of this Report.

          3.  Exhibits

              See Index to Exhibits, page 16.

    (b)   Reports on Form 8-K.

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

                                    MEASUREX CORPORATION
                                    (Registrant)
Date: February 29, 1996          By    /S/ DAVID A. BOSSEN
                                     ---------------------------
                                     David A. Bossen
                                     Chairman

Know all persons by these presents, that each person whose signature appears below constitutes and appoints David A. Bossen and Robert McAdams, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                                      Date
          ---------                        -----                                      ----

  /S/ DAVID A. BOSSEN           Chairman, Chief Executive                      February  29, 1996
-----------------------------    Officer and Director
     (David A. Bossen)           (Principal Executive Officer)

/S/ JOHN C. GINGERICH           President, Chief Operating                     February  29, 1996
-----------------------------    Officer and Director
     (John C. Gingerich)

  /S/ ROBERT MCADAMS, JR.       Executive Vice President                       February  29, 1996
-----------------------------    (Principal Financial and Accounting Officer)
     (Robert McAdams, Jr.)

  /S/ PAUL BANCROFT, III        Director                                       February  29, 1996
-----------------------------
     (Paul Bancroft, III)

  /S/ DWIGHT C. BAUM            Director                                       February  29, 1996
-----------------------------
     (Dwight C. Baum)

  /S/ JEFFERY T. GRADE          Director                                       February  29, 1996
-----------------------------
     (Jeffery T. Grade)

  /S/ ORION L. HOCH             Director                                       February  29, 1996
-----------------------------
     (Orion L. Hoch)

  /S/ JOHN W. LARSON            Director                                       February  29, 1996
-----------------------------
     (John W. Larson)

  /S/ J.W. MCKITTRICK           Director                                       February  29, 1996
-----------------------------
     (John W. McKittrick)

/S/ GRAHAM TYSON                Director                                       February  29, 1996
-----------------------------
     (Graham Tyson)

                             MEASUREX CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               Fiscal Year 1995

                              ------------------


                                                      Exhibit 13
                                                            Page
                                                            ----
1.    Consolidated Financial Statements

      Management's Discussion and Analysis of
       Financial Condition and Results of Operations         1-3

      Consolidated Statements of Income
       Three years ended December 3, 1995                      4

      Consolidated Balance Sheets
       December 3, 1995 and November 27, 1994                  5

      Consolidated Statements of Shareholders' Equity
       Three years ended December 3, 1995                      6

      Consolidated Statements of Cash Flows
       Three years ended December 3, 1995                      7

      Notes to Consolidated Financial Statements            8-17

      Report of Independent Accountants                       18

      Supplemental Financial Data                             19

      Selected Financial Data                                 20

      With the exception of the aforementioned information, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report unless otherwise noted.

2.    Financial Statement Schedules for fiscal years
       1995, 1994 and 1932

      Report of Independent Accountants on Financial
       Statement Schedules                                     14

      VIII  Valuation and Qualifying Accounts                  15

      X     Supplementary Income Statement Information         16

      Other schedules have not been filed because the conditions requiring the filing do not exist or the required information is given in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Measurex Corporation



Our report on the consolidated financial statements of Measurex Corporation and Subsidiaries as of December 3, 1995 and November 27, 1994 and for each of the three fiscal years in the period ended December 3, 1995, has been incorporated by reference in this Form 10-K from page 30 of Measurex Corporation's 1995 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 13 of this Form 10-K.

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



                                 /S/  COOPERS & LYBRAND L.L.P.
                                 -----------------------------
                                 COOPERS & LYBRAND L.L.P.



San Jose, California
December 19, 1995

                                                                   SCHEDULE VIII

                             MEASUREX CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS (1)
                       Fiscal years 1995, 1994 and 1993
                            (Amounts in thousands)



                        Balance at   Additions     Write-offs                     Balance
                        Beginning    Charged to    and                            at End
   Description          of Year      Expenses      Deductions       Other         of Year
   -----------          ---------    ----------    ----------       -----         -------
      1995
------------------
Allowance for
noncollection
and system returns       $8,642       $  544       $(2,248) (2)   $(1,255) (4)    $5,683 (6)
                         ======       ======       =======        =======         ======

Inventory reserves       $3,000       $  674       $(1,072) (3)        -          $2,602
                         ======       ======       =======        =======         ======
     1994
------------------
Allowance for
noncollection
and system returns       $7,147       $1,659       $  (164) (2)        -          $8,642 (6)
                         ======       ======       =======        =======         ======

Inventory reserves       $8,896       $1,343       $(3,660) (3)   $(3,579) (5)    $3,000
                         ======       ======       =======        =======         ======

     1993
------------------
Allowance for
noncollection
and system returns       $7,250       $2,051       $(2,154) (2)        -          $7,147 (6)
                         ======       ======       =======        =======         ======

Inventory reserves       $6,999       $3,473       $(1,576) (3)        -          $8,896
                         ======       ======       =======        =======         ======

NOTES:

(1) See the Notes to Consolidated Financial Statements.
(2) Deductions for returns of systems or parts of systems and for write-off of noncollectible amounts.
(3) Deductions for write-offs of obsolete and scrapped parts and translation adjustments.
(4) Represents the reclass to accrued liabilities of reserves relating to certain leases sold with recourse to a financial institution.
(5) Represents the reclassification of reserves from current inventories to service parts.
(6) Includes allowance on contracts receivable.

                                                                     SCHEDULE  X

                             MEASUREX CORPORATION
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                       Fiscal Years 1995, 1994, and 1993
                            (Amounts in thousands)



                                            1995         1994         1993
                                          -------      -------      -------

Charged to costs and expenses: (1)

 Amortization of intangible assets (2)    $ 4,530      $  5,218     $ 4,380
                                          =======      ========     =======

NOTES:

(1) Items omitted are less than 1% of revenues.
(2) Intangible assets include goodwill, patents and capitalized software.

                              MEASUREX CORPORATION
                               INDEX TO EXHIBITS
                                Fiscal Year 1995

Exhibits
--------

2.1 Copy of the Amended and Restated Agreement and Plan of Reorganization dated as of September 16, 1995 among Measurex, Data Measurement Corporation and Mx Acquisition Company (incorporated by reference from
      Exhibit 2.1 on Form 8-K reporting on event occurring on January 10, 1996).

3.1 Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 on page 30 of Report on Form 10-K for the fiscal year ended November 29, 1987).

3.2 Bylaws of Registrant, restated and amended as of April 19, 1994 (incorporated by reference from Exhibit 3.2 on page 21 of Report on Form 10-K for the fiscal year ended November 27, 1994).

4.1 Copy of Registrant's Rights Agreement dated as of December 14, 1988, as amended by Amendment No. 1 thereto dated May 30, 1990, (incorporated by reference from Exhibit 4.1 on page 47 of Report on Form 10-K for the fiscal year ended December 2, 1990).

10.1 Copy of Registrant's Employee's Stock Option Plan (1993) (incorporated by reference from Form S-8 Registration Statement No. 33-65762 filed with the SEC on July 8, 1993).

10.2  Copy of Registrant's Management Incentive Plan.

10.3 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993 (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994)

10.4 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the SEC on June 12, 1990)

10.5 Copy of Registrant's Repurchase Agreement dated December 29, 1994 (which contains certain amendments to the Affiliation Agreement referred to in
      Exhibit 10.4) (incorporated by reference from Exhibit 10.6 on page 21 of Report of Form 10-K for fiscal year ended November 27, 1994).

10.6 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated May 30, 1990 between Measurex Corporation and Beloit Corporation (incorporated by reference from Exhibit 10.1 to Form 8K filed with the SEC on June 12, 1990).

10.7 Copy of Registrant's Stock Option Agreement (Special Acceleration Grant) dated as of December 14, 1993 (incorporated by reference from Exhibit
      10.10 on page 45 of Report on Form 10-K for the fiscal year ended November 25, 1993)

10.8 Copy of Stock Repurchase Agreement and Amendment to Joint Marketing Sales and Development Agreement dated June 22, 1995 among Measurex, Harnischfeger, HIHC and Beloit Corporation (incorporated by reference from
      Exhibit 2.1 on Form 8-K filed with the SEC on July 6, 1995)

10.9 Copy of Letter Agreement for a special severance benefit program for key executives dated May 15, 1995 (incorporated by reference from Exhibit
      10.20 on Form 8-K filed with the SEC on October 10, 1995).

10.10 Copy of Credit Agreement dated as of February 10, 1995 among Measurex Corporation, Bank of America National Trust and Savings Association, as Agent, and the other financial institutions party hereto (incorporated by reference from Exhibit 10.16 on page 22 of Report on Form 10-K for fiscal year ended November 27, 1994).

10.11 Copy of First Amendment dated June 21, 1995 to Credit Agreement referred to on Exhibit 10.10 (incorporated by reference from Exhibit 10.18 on Form 10-Q for period ended June 4, 1995).

10.12 Copy of Second Amendment dated October 31, 1995 to Credit Agreement referred to on Exhibit 10.10.

11.0  Computation of Net Income per Share of Common Stock of the Registrant.

13.0 Registrant's Annual Report to Shareholders (In accordance with item 601(B)(13) of Regulation S-K, such Annual Report is not filed as part of this Form 10-K, except to the extent incorporated by reference).

21.0  Subsidiaries of Registrant.

23.0  Consent of Independent Accountants.

24.0  Power of Attorney (included on page 12).

27.0  Financial Data Schedule

Other exhibits have not been filed because conditions requiring filing do not exist.