Form 10-Q
period 1996-03-03
MEASUREX CORP /DE/
filed 1996-04-15
CIK 751190

            [WM1] UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 3, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________ .

Commission File Number 1-8700


                   M E A S U R E X    C O R P O R A T I O N
             (Exact name of Registrant as specified in its charter)



           DELAWARE                                        94-1658697
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                    ONE RESULTS WAY, CUPERTINO, CALIFORNIA 95014
              (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code:  (408) 255-1500
                                                           --------------

                                   NOT  APPLICABLE
          (Former name, former address & former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No
                                                       -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common stock outstanding at March 3, 1996:  15,897,080

(1)  Excludes common stock held in treasury.

     This document contains 12 pages, with the Exhibit Index located on pages 10 to 11.

Part I.  Financial Information

         Item 1.  Financial Statements

                             MEASUREX  CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                                   Three Months Ended
                                                  ---------------------
                                                  March 3,     March 5,
                                                    1996         1995
- -----------------------------------------------------------------------
     Revenues:
       Systems                                    $61,156     $46,802
       Service and other                           29,764      26,633
                                                  -------     -------
           Total revenues                          90,920      73,435
                                                  -------     -------

     Operating costs and expenses:
       Systems                                     36,166      30,079
       Service and other                           18,530      17,165
       Product development                          5,390       4,770
       Selling and administrative                  19,874      17,240
                                                   ------      ------
          Total operating costs and expenses       79,960      69,254
                                                   ------      ------

     Earnings from operations                      10,960       4,181

     Other income (expense):
       Interest expense                              (578)       (787)
       Interest income and other, net               1,544       1,801
                                                  -------     -------
          Total other income, net                     966       1,014
                                                  -------     -------

     Income before income taxes                    11,926       5,195
     Provision for income taxes                     4,055       1,714
                                                  -------     -------

     Net income                                   $ 7,871     $ 3,481
                                                  =======     =======

     Net income per share                         $   .48     $   .20
                                                  =======     =======

     Dividends per share                          $   .11     $   .11
                                                  =======     =======

     Average number of common and common
        equivalent shares (in thousands)           16,390      17,331
                                                  =======     =======


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX  CORPORATION
                     CONSOLIDATED  CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                  March 3,   December 3,
                                                    1996        1995
- -----------------------------------------------------------------------
                                                (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                        $ 28,415    $ 62,924
  Short-term investments                                678       1,138
  Accounts receivable                                90,948      76,702
  Inventories                                        43,097      33,349
  Prepaid expenses and other                         18,536      13,574
                                                   --------    --------

        Total current assets                        181,674     187,687
                                                   --------    --------

Contracts receivable                                 16,370      16,208

Service parts, net                                   14,205      13,773

Property, plant and equipment, net                   50,734      49,752

Other assets                                         43,108      19,285
                                                   --------    --------

        Total assets                               $306,091    $286,705
                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                $  4,904    $  4,458
  Accounts payable                                    8,625       8,004
  Accrued expenses                                   82,542      77,326
  Income taxes payable                                7,110       8,590
                                                   --------    --------

        Total current liabilities                   103,181      98,378
                                                   --------    --------

Long-term debt                                       18,948      15,348

Deferred income taxes                                 8,261       6,934
                                                   --------    --------

Total liabilities                                   130,390     120,660
                                                   --------    --------

Shareholders' equity                                175,701     166,045
                                                   --------    --------

        Total liabilities and shareholders'
                equity                             $306,091    $286,705
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

                             MEASUREX  CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                             Three Months Ended
                                                             -------------------
                                                             March 3,   March 5,
                                                               1996       1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used by operating activities                     $ (6,334)   $ (6,267)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of available-for-sale securities                              -      11,254
Maturities of held-to-maturity securities                        460       7,020
Acquisition of property, plant and equipment                  (2,257)     (1,460)
Acquisition of Subsidiary, net of cash acquired              (24,769)          -
Acquisition of technology                                          -      (3,380)
Capitalized software                                            (733)       (424)
                                                            --------    --------
    Net cash (used) provided by investing activities         (27,299)     13,010
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt                                   28,014      13,017
Payment of long-term debt                                    (30,351)     (2,111)
Dividends                                                     (1,733)     (1,777)
Stock issued under employee stock purchase and stock
  option plans                                                 3,889       3,847
Payment for treasury stock                                         -     (43,578)
                                                            --------    --------
    Net cash used in financing activities                       (181)    (30,602)
                                                            --------    --------
Effect of exchange rate fluctuations on
  cash and cash equivalents                                     (695)        (57)
                                                            --------    --------
    Net decrease in cash and cash equivalents                (34,509)    (23,916)
Cash and cash equivalents at beginning of period              62,924      82,254
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 28,415    $ 58,338
                                                            ========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                        $      -    $    700
Payable related to acquisition of subsidiary                $  5,674    $      -


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (March 3, 1996 - Unaudited)

             ----------------------------------------------------

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


Fiscal Year

The Company uses a 52-53 week fiscal year. Fiscal 1996 is a 52 week year and fiscal 1995 is a 53 week year. The extra week in 1995 is accounted for in the first quarter.

                             MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                          (March 3, 1996 - Unaudited)

       -----------------------------------------------------------------

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(in thousands)
                                                                  March 3,     December 3,
                                                                    1996          1995
                                                                  --------     ----------
Accounts receivable                                                $85,806      $  72,588
Contracts receivable, current portion                                8,531          7,332
Less:
  Allowance for noncollection and system returns                    (3,389)        (3,218)
                                                                   -------      ---------
                                                                   $90,948      $  76,702
                                                                   =======      =========

- --------------------------------------------------------------------------------

NOTE 3.  INVENTORIES

Inventories consist of the following:
(in thousands)
                                                                  March 3,     December 3,
                                                                    1996          1995
                                                                  --------     ----------
Purchased parts and components                                     $19,630      $  14,579
Work-in-process                                                     18,157         12,843
Finished subassemblies and systems                                   5,310          5,927
                                                                   -------      ---------
                                                                   $43,097      $  33,349
                                                                   =======      =========

- --------------------------------------------------------------------------------

NOTE 4.  OTHER ASSETS

Other assets, net of amortization, consist of the following:
 (in thousands)
                                                                  March 3,     December 3,
                                                                    1996          1995
                                                                  --------     ----------
Goodwill                                                           $33,519      $   9,828
Capitalized software                                                 5,041          4,681
Other                                                                4,548          4,776
                                                                   -------      ---------
                                                                   $43,108      $  19,285
                                                                   =======      =========

The increase in goodwill is attributable to the acquisition of Data Measurement Corporation (DMC).
- -------------------------------------------------------------------------------
NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.
- -------------------------------------------------------------------------------

                              MEASUREX CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -----------------------------------------------------------------------
OF OPERATIONS
- -------------

RESULTS OF OPERATIONS
- ---------------------

The following discussion and analysis contain forward looking statements, which are subject to the risk factors set forth at the end of this item.

On January 10, 1996, the Company acquired Data Measurement Corporation (DMC). The first quarter results of 1996 include the operations of DMC for the period from January 10th to March 3rd.

System orders in the first quarter of 1996 were $60 million, which represented a 20% increase from the $50 million booked in the first quarter of 1995. This was the highest first quarter order total in the Company's history. Orders for the Industrial Systems Division, including $8 million for DMC, were $18 million, which represented a 157% increase from $7 million in the first quarter of 1995. Orders for the Paper Industry were $42 million compared with $43 million in the first quarter of 1995.

The industry and geographic breakdown of orders is as follows:

                              Three Months Ended
                           --------------------------
                             (amounts in millions)
                           --------------------------
                            March 3,      March 5,
                              1996          1995
                           ----------    ------------
United States                $18.0          $25.0
Europe                        22.0           15.0
Rest of World                 20.0           10.0
                             -----          -----
     Total                   $60.0          $50.0
                             -----          -----

Paper Systems                $42.0          $43.0
Industrial Systems            18.0            7.0
                             -----          -----
     Total                   $60.0          $50.0
                             -----          -----

System backlog at the end of the first quarter of 1996 was $160 million, up from $97 million at the end of the first quarter of 1995 and $143 million at the end of the fourth quarter 1995. In excess of 90% of the $160 million backlog is scheduled to be shipped during the next 12 months. The ending backlog includes $24 million relating to DMC.

System revenue was $61.2 million in the first quarter of 1996, a 31% increase from $46.8 million in the first quarter of 1995. DMC added $3.7 million and the rest of the increase resulted from higher shipment levels as the Company increased production in response to the higher order levels in the last nine months of 1995.

Service and other revenue was $29.8 million in the first quarter of 1996, an increase of 12% from $26.6 million in the first quarter of 1995. Growth in the installed base of systems, additional process optimization services and spares sales associated with DMC accounted for the increase.

System margins for the first quarter of 1996 were 41% compared to 36% in the first quarter of 1995. This improvement resulted from better utilization of existing capacity and fixed overhead, and improved pricing. System margin excluding DMC improved to 43%. The impact of acquisition adjustment related to DMC and the margins in this division products reduced the overall company margin to 41%.

Service and other margins for the first quarter of 1996 were 38% compared to 36% in the first quarter of 1995. The improvement in service margins reflects better utilization of field service resources as the installed base increases and a wider range of services and spares are sold to customers.

Product development costs were $5.4 million in the first quarter of 1996, slightly up from $4.8 million in the first quarter of 1995.

Selling and administrative expense increased $2.6 million from $17.2 million in the first quarter of 1995 to $19.9 million for the same period in 1996. Approximately half of the increase was due to DMC's expenses and the other half to the increase in sales headcount and commissions.

As a result of these changes, earnings from operations for the first quarter of 1996 increased 162% to $11 million from $4.2 million in the first quarter of 1995.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS (CONT.)
- ------------------

RESULTS OF OPERATIONS (CONT)
- ----------------------------

Interest expense of $0.6 million for the first quarter of 1996 decreased over the first quarter of 1995 level of $0.8 million as a result of lower debt levels during the first quarter of 1996. Interest income of $1.5 million for the first quarter of 1996 was $0.3 million lower than the first quarter of 1995. The decrease over the first quarter of 1995 was due to lower cash balances in the first quarter of 1996, compared to the same period in 1995.

The effective tax rate was 34% in the first quarter of 1996, up from 33% in the first quarter of 1995. The rate was increased in the second quarter of 1995 to reflect changes in the geographic mix of earnings.

Net income for the first quarter of 1996 was $7.9 million, a $4.4 million increase from $3.5 million in the first quarter of 1995. Earnings per share for the quarter were $0.48 per share compared to $0.20 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The following discussion of liquidity and capital resources relates to the consolidated statements of cash flows. Analysis of changes to receivables, inventories, property, plant and equipment, other assets and liabilities is before consolidation of DMC's net assets.

In the three months ended March 3, 1996, the Company used $6.3 million of cash in operating activities, a similar usage to the three months ended March 5, 1995. In the first quarter of 1996, $12.2 million was generated by net income after adjustments for non-cash items. This cash inflow was offset by increases in working capital of $18.5 million, including a decrease of $10.7 million in liabilities mainly due to year-end profit sharing and bonus payments and an increase of $6.5 million in accounts and contracts receivable as a result of higher revenue and shipments occurring late in the quarter.

Cash used in investing activities was $27.3 million for the first quarter of 1996 compared to $13.0 million received from investing activities in the first quarter of 1995. On January 10, 1996, the Company acquired DMC for $31.3 million. The Company acquired all of the outstanding stock and other securities of DMC, with common stockholders receiving $18.625 per share. As of March 3, 1996 the Company has paid out $25.9 million and has a payable of $5.7 million, which the Company expects to pay in the second quarter. During the first three months of the fiscal year, $2.3 million was spent on acquiring property, plant, and equipment. No major facility expansions are planned for fiscal year 1996.

Cash used in financing activities was $0.2 million for the first quarter of 1996 compared to $30.6 million in the first quarter of 1995.

As a result of the above activities, and excluding exchange rate fluctuations, the Company's cash and cash equivalents decreased $34.5 million compared to year-end 1995.

The Company's current ratio was approximately 1.8 at the end of the first quarter of 1996 compared to 1.9 at fiscal year-end 1995. The debt to capitalization ratio was 12% as of March 3, 1996, compared to 11% at fiscal year-end 1995.

The Company believes that its existing cash balances and lines of credit will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends through fiscal year 1996.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

LIQUIDITY AND CAPITAL RESOURCES (CONT.)
- -------------------------------

As of March 3, 1996, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of $28.4 million and unsecured revolving bank lines of credit of $83 million of which $13 million was committed to letters of credit.

RISK FACTORS
- ------------

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

Ability to Integrate Acquisitions - A key element of the Company's strategy for growth is the acquisition of products that can be distributed through its worldwide sales and service organization. The success of this component of the Company's strategy is dependent upon the ability of the Company to identify acquisition candidates that meet its acquisition criteria, acquire the acquisition target at a fair price, integrate the acquired operations into the Company and implement its business plan after acquisition. There can be no assurance that the Company will be successful in achieving these goals in every instance. For example, the first quarter acquisition of DMC is subject to these uncertainties.

                              MEASUREX CORPORATION

                          PART  II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

  Exhibit
  Number                                   Exhibit Title
__________     ________________________________________________________________

    2.1 Copy of the Amended and Restated Agreement and Plan of Reorganization dated September 16, 1995 among Measurex, Data Measurement Corporation and Mx Acquisition Company (incorporated by reference from Exhibit 2.1 on Form 8-K reporting on event occurring on January 10, 1996).

    3.1 Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 on page 30 of Report on Form 10-K for the fiscal year ended November 29, 1987).

    3.2 Bylaws of Registrant, restated and amended as of April 19, 1994 (incorporated by reference from Exhibit 3.2 on page 21 of Report on Form 10-K for the fiscal year ended November 27, 1994).

    4.1 Copy of Registrant's Rights Agreement dated as of December 14, 1988, as amended by Amendment No. 1 thereto dated May 30, 1990 (incorporated by reference from Exhibit 4.1 on page 47 of Report on Form 10-K for the fiscal year ended December 2, 1990).

   10.1 Copy of Registrant's Employee's Stock Option Plan (1993) (incorporated by reference from Form S-8 Registration Statement No. 33-65762 filed with the SEC on July 8, 1993).

   10.2 Copy of Registrant's Management Incentive Plan (incorporated by reference from Exhibit 10.2 on page 17 of Report on Form 10-K for fiscal year ended December 3, 1995).

   10.3 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993 (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

   10.4 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 on Form 8-K filed with the SEC on June 12, 1990).

   10.5 Copy of Registrant's Repurchase Agreement dated December 29, 1994 (which contains certain amendments to the Affiliation Agreement referred to in Exhibit 10.4) (incorporated by reference from
               Exhibit 10.6 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

   10.6 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated May 30, 1990 between Measurex Corporation and Beloit Corporation (incorporated by reference from Exhibit 10.1 on Form 8-K filed with the SEC on June 12, 1990).

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

   10.10 Copy of Credit Agreement dated as of February 10, 1995 among Measurex Corporation, Bank of America National Trust and Savings Association, as Agent, and other financial institutions party hereto (incorporated by reference from Exhibit 10.16 on page 22 of Report on Form 10-K for fiscal year ended November 27, 1994).

   10.11 Copy of First Amendment dated June 21, 1995 to Credit Agreement referred to on Exhibit 10.10 (incorporated by reference from Exhibit 10.18 on Form 10-Q for period ended June 4, 1995).

                              MEASUREX CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  (CONTINUED)
         ---------------------------------

         (a)  Exhibits

              10.12 Copy of Second Amendment dated October 31, 1995 to Credit Agreement referred to on Exhibit 10.10 (incorporated by reference from Exhibit 10.12 on Form 10-K for fiscal year ended December 3, 1995).

              11.0 Computation of Net Income per share of common stock of the Registrant.

              27.0      Financial Data Schedule

              Other exhibits have not been filed because conditions requiring filing do not exist.

         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K dated January 10, 1996 and an amendment on February 29th, 1996, in which the Company reported that it had acquired DMC, for $31.3 million and was funded from the Company working capital reserves.

                              MEASUREX CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Measurex Corporation
                                           --------------------------------
                                                     (Registrant)


Date:  April 12, 1996                      By:      /s/ Robert McAdams, Jr.
                                           --------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)