Form 10-Q
period 1996-06-02
MEASUREX CORP /DE/
filed 1996-07-12
CIK 751190

                  [WM1] UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1996.

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

                                                   Yes   X     No
                                                        ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common stock outstanding at July 7, 1996:  15,965,464
                                                        ----------
(1)  Excludes common stock held in treasury.

     This document contains 16 pages, with the Exhibit Index located on pages 12 to 13.

Part I.  Financial Information

 Item 1.  Financial Statements

                             MEASUREX  CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
              (Dollar amounts in thousands except per share data)

                                                Three Months Ended         Six Months Ended
                                             -------------------------   ---------------------
                                               June 2,       June 4,      June 2,     June 4,
                                                1996          1995         1996        1995
- ----------------------------------------------------------------------------------------------

Revenues:
  Systems                                      $ 72,550       $48,814    $133,706    $ 95,616
  Service and other                              32,741        28,173      62,505      54,806
                                               --------       -------    --------    --------
      Total revenues                            105,291        76,987     196,211    $150,422
                                               --------       -------    --------    --------

Operating costs and expenses:
  Systems                                        43,248        29,318      79,414      59,397
  Service and other                              19,895        17,486      38,425      34,651
  Product development                             5,118         4,537      10,508       9,307
  Selling and administrative                     21,929        18,654      41,803      35,894
                                               --------       -------    --------    --------
     Total operating costs and expenses          90,190        69,995     170,150     139,249
                                               --------       -------    --------    --------

Earnings from operations                         15,101         6,992      26,061      11,173
                                               --------       -------    --------    --------

Other income (expense):
  Interest expense                                 (604)         (524)     (1,182)     (1,311)
  Interest income and other, net                    435         1,524       1,979       3,325
                                               --------       -------    --------    --------
     Total other income, net                       (169)        1,000         797       2,014
                                               --------       -------    --------    --------

Income before income taxes                       14,932         7,992      26,858      13,187
Provision for income taxes                        5,077         2,768       9,132       4,482
                                               --------       -------    --------    --------

Net income                                     $  9,855       $ 5,224    $ 17,726    $  8,705
                                               ========       =======    ========    ========

Net income per share                           $    .60       $   .30    $   1.08    $    .50
                                               ========       =======    ========    ========

Dividends per share                            $    .11       $   .11    $    .22    $    .22
                                               ========       =======    ========    ========

Average number of common and
  common equivalent shares (in thousands)        16,439        17,299      16,414      17,315
                                               ========       =======    ========    ========


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX  CORPORATION
                     CONSOLIDATED  CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                  June 2,     December 3,
                                                                   1996          1995
- -------------------------------------------------------------------------------------------------
                                                                (Unaudited)

ASSETS

Current assets:

   Cash and cash equivalents                                    $ 24,240   $ 62,924
   Short-term investments                                            274      1,138
   Accounts receivable                                            97,520     76,702
   Inventories                                                    43,334     33,349
   Prepaid expenses and other                                     16,334     13,574
                                                                --------   --------

            Total current assets                                 181,702    187,687

Contracts receivable                                              17,860     16,208

Service parts                                                     14,854     13,773

Property, plant and equipment, net                                50,846     49,752

Other assets                                                      49,708     19,285
                                                                --------   --------

            Total assets                                        $314,970   $286,705
                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt                            $  3,486   $  4,458
   Accounts payable                                                9,089      8,004
   Accrued expenses                                               79,139     77,326
   Income taxes payable                                            7,794      8,590
                                                                --------   --------

            Total current liabilities                             99,508     98,378

Long-term debt                                                    25,644     15,348

Deferred income taxes                                              5,249      6,934
                                                                --------   --------

Total liabilities                                                130,401    120,660

Shareholders' equity                                             184,569    166,045
                                                                --------   --------

            Total liabilities and shareholders' equity          $314,970   $286,705
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

                             MEASUREX  CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                             Six Months Ended
                                                          ----------------------
                                                           June 2,     June 4,
                                                            1996        1995
- --------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used) provided by operating activities     $ (3,440)   $  4,169
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                          -      (2,000)
Sale of available-for-sale securities                            -      11,255
Maturities of held-to-maturity securities                      864      11,450
Acquisition of property, plant and equipment                (5,161)     (3,675)
Acquisition of Subsidiary, net of cash acquired            (30,410)          -
Acquisition of technology                                   (3,720)     (3,380)
Capitalized software                                        (2,036)       (800)
                                                          --------    --------
     Net cash (used) provided by investing activities      (40,463)     12,850
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term debt                                  (1,725)     (3,705)
Additions to long-term debt                                 46,078      17,779
Payment of long-term debt                                  (41,458)    (10,258)
Dividends                                                   (3,484)     (3,578)
Stock issued under employee stock purchase and stock
  option plans                                               5,425       8,154
Payment for treasury stock                                       -     (43,578)
                                                          --------    --------
     Net cash provided (used) in financing activities        4,836     (35,186)
                                                          --------    --------
Effect of exchange rate fluctuations on
  cash and cash equivalents                                    383         234
                                                          --------    --------
     Net decrease in cash and cash equivalents             (38,684)    (17,933)
Cash and cash equivalents at beginning of period            62,924      82,254
                                                          --------    --------
Cash and cash equivalents at end of period                $ 24,240    $ 64,321
                                                          ========    ========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                      $      -    $    700
Payable related to acquisition of subsidiary              $    118    $      -


   The accompanying notes are an integral part of the consolidated condensed financial statements.

                              MEASUREX CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (June 2, 1996 - Unaudited)

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

                              MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                           (June 2, 1996 - Unaudited)

                --------------------------------------------------------

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(in thousands)
                                                                  June 2,     December 3,
                                                                   1996          1995
                                                                  -------      ---------

Accounts receivable                                               $92,762      $  72,588
Contracts receivable, current portion                               8,602          7,332
Less:
  Allowance for noncollection and system returns                   (3,844)        (3,218)
                                                                  -------      ---------
                                                                  $97,520      $  76,702
                                                                  =======      =========
- -----------------------------------------------------------------------------------------

NOTE 3.  INVENTORIES

Inventories consist of the following:
(in thousands)                                                    June 2,     December 3,
                                                                   1996          1995
                                                                  -------      ---------

Purchased parts and components                                    $22,179      $  14,579
Work-in-process                                                    15,962         12,843
Finished subassemblies and systems                                  5,193          5,927
                                                                  -------      ---------
                                                                  $43,334      $  33,349
                                                                  =======      =========
- -----------------------------------------------------------------------------------------

NOTE 4.  OTHER ASSETS

Other assets, net of amortization, consist of the following:
(in thousands)

                                                                  June 2,     December 3,
                                                                   1996          1995
                                                                  -------      ---------

Goodwill                                                          $37,813      $   9,828
Capitalized software                                                6,092          4,681
Other                                                               5,803          4,776
                                                                  -------      ---------
                                                                  $49,708      $  19,285
                                                                  =======      =========

The increase in goodwill is attributable to the acquisition of Data Measurement Corporation (DMC) and the Measurement Systems Business of Loral Control Systems.
________________________________________________________________________________

                              MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                           (June 2, 1996 - Unaudited)

                _______________________________________________

NOTE 5.  FINANCIAL INSTRUMENTS

Debt consists of the following:
(in thousands)

                                     June 2,      December 3,
                                      1996          1995
                                     -------      ---------

Bank credit agreements               $19,548      $   6,907
Term loan                              8,000         11,000
Other borrowings                       1,582          1,899
                                     -------      ---------
                                      29,130         19,806
Less:
  Amounts due within one year         (3,486)        (4,458)
                                     -------      ---------
                                     $25,644      $  15,348
                                     =======      =========

The increase in debt is attributable to the acquisition of Data Measurement Corporation and the Measurement Systems Business of Loral Control Systems.
_______________________________________________________________________________

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

________________________________________________________________________________

                              MEASUREX CORPORATION
 Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

RESULTS OF OPERATIONS
- ---------------------

The following discussion and analysis contains forward looking statements, which are subject to the risk factors set forth at the end of this item.

System orders in the second quarter of 1996 were $71 million, which represented a 11% decrease from the $80 million booked in the second quarter of 1995, mainly due to a decrease in Paper Systems orders. For the first six months of 1996, orders were $131 million, including $17 million for Data Measurement Corporation
(DMC), compared to the 1995 six month total of $130 million. In the second quarter of 1996, orders for the Industrial Systems Division, including $9 million for DMC doubled to $20 million, compared to $10 million in the second quarter of 1995. Orders for the Paper Industry were $51 million compared with $70 million in the second quarter of 1995.

The industry and geographic breakdown of orders is as follows:

                             Three Months Ended            Six Months Ended
                           -----------------------       ---------------------
                             (amounts in millions)       (amounts in millions)
                           -----------------------       ---------------------
                             June 2,      June 4,        June 2,       June 4,
                              1996         1995           1996          1995
                           ---------      --------       -------       -------
United States              $    25.0      $   28.0       $  43.0       $  53.0
Europe                          18.0          24.0          40.0          39.0
Rest of World                   28.0          28.0          48.0          38.0
                           ---------      --------       -------       -------
     Total                 $    71.0      $   80.0       $ 131.0       $ 130.0
                           ---------      --------       -------       -------

Paper Systems              $    51.0      $   70.0       $  93.0       $ 113.0
Industrial Systems              20.0          10.0          38.0          17.0
                           ---------      --------       -------       -------
     Total                 $    71.0      $   80.0       $ 131.0       $ 130.0
                           ---------      --------       -------       -------

System backlog at the end of the second quarter of 1996 was $157 million, up from $129 million at the end of the second quarter of 1995 and down slightly from $160 million at the end of the first quarter 1996. In excess of 90% of the $157 million backlog is scheduled to be shipped during the next 12 months. The ending backlog includes $25 million relating to DMC.

System revenue was $72.6 million in the second quarter of 1996, a 49% increase from $48.8 million in the second quarter of 1995 and an increase of 40% to $133.7 million for the first six months of 1996. DMC added $6.3 million to the second quarter revenue and $10.0 million to the first six months of 1996. The rest of the increase resulted from higher shipment levels as the Company increased production in response to the higher order levels of the last twelve months.

Service and other revenue increased 16% for the second quarter of 1996, and increased 14% for the first six months of 1996 compared to the same periods in 1995. Growth in the installed base of systems, spare parts sales and service revenue associated with DMC, accounted for the increase.

System margins for the second quarter of 1996 remained level with the second quarter of 1995 at 40% and decreasing from 41% in the first quarter of 1996 due to lower gross margins of DMC. In the second quarter of 1996, system margins excluding DMC improved to 42%.

Service and other margins for the second quarter of 1996 were 39% compared to 38% in the second quarter of 1995 and the first quarter of 1996. The improvement results from efficiencies achieved as the revenue base continues to increase.

Product development expense increased by 13% in the second quarter and the first six months of 1996 compared to the same periods in 1995. To maintain its competitive position in the industry, the Company continues its investments in new products.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS (CONT.)
- ------------------

RESULTS OF OPERATIONS (CONT.)
- ----------------------------

Selling and administrative expense in the second quarter and in the first six months of 1996 were 18% and 16%, respectively higher compared to the same periods in 1995, although they were lower as a percentage of revenue. The increase is mainly due to the inclusion of DMC, additional sales commissions associated with higher revenue and increases in the sales headcount to achieve better coverage of the market.

As a result of these changes, earnings from operations for the second quarter of 1996 increased 116% to $15.1 million from $7.0 million in the second quarter of 1995 and increased by 133% for the first six months of 1996.

Interest expense increased slightly in the second quarter and the first six months of 1996 as a result of higher debt levels. Interest income was down by 71% for the second quarter and 40% for the first six months of 1996, compared to the same periods in 1995. The decrease is due to lower cash balances during the period and the securitization of certain contracts receivable with a financial institution at the end of fiscal year 1995.

The effective tax rate for both the second quarter and the first six months of 1996 was 34%.

Net income for the second quarter of 1996 was $9.9 million, a 89% increase over 1995, and for the first six months of 1996 was $17.7 million, a 104% increase over 1995. Net income per share for the quarter increased from $0.30 in 1995 to $0.60 in 1996 and for the first six months from $0.50 to $1.08.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The following discussion of liquidity and capital resources relates to the consolidated statements of cash flows. Analysis of changes to receivables, inventories, property, plant and equipment, other assets and liabilities is before consolidation of DMC's net assets.

In the six months ended June 2, 1996, the Company used $3.4 million of cash in operating activities, compared to cash generated of $4.2 million in the six months ended June 4, 1995. In the six months of 1996, $26.0 million was generated by net income after adjustments for non-cash items. This cash inflow was offset by increases in working capital of $29.4 million, including a decrease of $8.6 million in liabilities due to profit sharing and bonus payments in the first quarter and decreases in accounts payable, and an increase of $16.8 million in accounts and contracts receivable as a result of higher revenue.

Cash used in investing activities was $40.5 million for the second quarter of 1996 compared to $13.0 million received from investing activities in the second quarter of 1995. On January 10, 1996, the Company acquired DMC for $31.3 million. On April 24, 1996, the Company acquired the Measurement Systems Business Unit of Loral Fairchild Corp.'s Loral Control Systems Division for $4.5 million. The Measurement Systems Business manufactures thickness and sheet width gauges for use in the metals industry on flat rolled products. During the first six months of the fiscal year, $5.2 million was spent on acquiring property, plant, and equipment. No major facility expansions are planned for fiscal year 1996.

Cash generated in financing activities was $4.8 million for the first six months of 1996 compared to cash used of $35.2 million in the first six months of 1995, which was primarily due to the Company repurchasing approximately 10% of its outstanding stock from Harnischfeger Industries for $43.6 million in the first six months of 1995.

As a result of the above activities, the Company's cash and cash equivalents at the end of second quarter of 1996 decreased $38.7 million compared to year-end 1995.

The Company's current ratio was approximately 1.8 at the end of the second quarter of 1996 compared to 1.9 at fiscal year-end 1995. The debt to capitalization ratio was 14% as of June 2, 1996, compared to 11% at fiscal year-end 1995.

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

As of June 2, 1996, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of $24.2 million and unsecured revolving bank lines of credit of $75 million of which $14.5 million was committed to letters of credit.

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

Ability to Integrate Acquisitions - A key element of the Company's strategy for growth is the acquisition of products that can be distributed through its worldwide sales and service organization. The success of this component of the Company's strategy is dependent upon the ability of the Company to identify acquisition candidates that meet its acquisition criteria, acquire the acquisition target at a fair price, integrate the acquired operations into the Company and implement its business plan after acquisition. There can be no assurance that the Company will be successful in achieving these goals in every instance. For example, in the first quarter the acquisition of DMC is subject to these uncertainties.

                              MEASUREX CORPORATION

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its Annual Meeting of Stockholders at its principal executive office, One Results Way, Cupertino, California, at 10:00 a.m. Friday, April 12, 1996. The results of voting at said meeting were as follows:

         MATTER 1: The following individuals were elected to the Company's Board of Directors by a vote of the stockholders:

                                           FOR       WITHHOLD
                                        ----------   --------

                John W. Larson          14,453,819    316,389
                John W. McKittrick      14,539,819    230,389
                Graham Tyson            14,536,747    233,461

         In addition, the term of office as a director continued subsequent to the meeting for the following individuals:

                David A. Bossen
                Paul Bancroft III
                Dwight C. Baum
                John C. Gingerich
                Jeffrey T. Grade
                Orion L. Hoch

         MATTER 2: Approval of certain amendments to 1993 Stock Option Plan, including an increase in the number of shares of Common Stock authorized for issuance thereunder by 2,000,000 shares.

                                        FOR       AGAINST   ABSTAIN
                                      --------    -------   -------

                                    10,407,386  3,461,428    36,129


         MATTER 3: A proposal to ratify the selection of Coopers & Lybrand L.L.P., as independent auditors of the Company was approved by a vote of the stockholders as follows:

                                        FOR       AGAINST   ABSTAIN
                                      --------    -------   -------

                                    14,747,782      7,338    15,088

                              MEASUREX CORPORATION

                          PART  II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

            (a)  Exhibits

             Exhibit
             Number                      Exhibit Title
             __________________________________________________________________


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

             3.2 Bylaws of Registrant, restated and amended as of April 19, 1994 (incorporated by reference from Exhibit 3.2 on page 21 of Report on Form 10-K for the fiscal year ended November 27,
                   1994).

             4.1 Copy of Registrant's Rights Agreement dated as of December 14, 1988, as amended by Amendment No. 1 thereto dated May 30, 1990 (incorporated by reference from Exhibit 4.1 on page 47 of Report on Form 10-K for the fiscal year ended December 2,
                   1990).

            10.1 Copy of Registrant's Employee's Stock Option Plan (1993), amended and restated effective February 16, 1996 (incorporated by reference from Form S-8 Registration Statement No. 333-04175 filed with the SEC on May 21, 1996).

            10.2 Copy of Registrant's Stock Option Agreement (Special Acceleration Grant) dated as of December 14, 1993 (incorporated by reference from Exhibit 10.10 on page 45 of Report on Form 10-K for the fiscal year ended November 25,
                   1993).

            10.3 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993 (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

            10.4 Copy of Registrant's Management Incentive Plan (incorporated by reference from Exhibit 10.2 on page 17 of Report on Form 10-K for fiscal year ended December 3, 1995).

            10.5 Copy of Letter Agreement for a special severance benefit program for key executives dated May 15, 1995 (incorporated by reference from Exhibit 10.20 on Form 8-K filed with the SEC on October 10, 1995).

            10.6 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 on Form 8-K filed with the SEC on June 12, 1990).

            10.7 Copy of Registrant's Repurchase Agreement dated December 29, 1994 (which contains certain amendments to the Affiliation Agreement referred to in Exhibit 10.4) (incorporated by reference from Exhibit 10.6 on page 21 of Report on Form 10-K for fiscal year ended November 27, 1994).

            10.8 Copy of Registrant's Joint Marketing, Sales and Development Agreement dated May 30, 1990 between Measurex Corporation and Beloit Corporation (incorporated by reference from Exhibit
                   10.1 on Form 8-K filed with the SEC on June 12, 1990).

            10.9 Copy of Stock Repurchase Agreement and Amendment to Joint Marketing Sales and Development Agreement dated June 22, 1995 among Measurex, Harnischfeger, HIHC and Beloit Corporation (incorporated by reference from Exhibit 2.1 on Form 8-K filed with the SEC on July 6, 1995).

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

                              MEASUREX CORPORATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  (CONTINUED)
            --------------------------------

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

            (b)  Reports on Form 8-K.

                 No report on Form 8-K has been filed during the quarter ended June 2, 1996.

                              MEASUREX CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Measurex Corporation
                                                --------------------
                                                    (Registrant)


Date:  July 12, 1996                By:      /s/  Robert McAdams Jr.
       -------------                   ---------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)