Form 10-Q
period 1996-09-01
MEASUREX CORP /DE/
filed 1996-10-11
CIK 751190

                  [WM1] UNITED STATES SECURITIES AND EXCHANGE
                            WASHINGTON, D.C.  20549

                                 FORM    10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 1, 1996.

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

                                                   Yes  X  No
                                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock outstanding at September 1, 1996:  16,022,332

(1)  Excludes common stock held in treasury.

     This document contains 13 pages, with the Exhibit Index located on pages 1 to 12.

Part I.  Financial Information

  Item 1.  Financial Statements

                                             MEASUREX  CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                  (Unaudited)
                              (Dollar amounts in thousands except per share data)

                                                   Three Months Ended               Nine Months Ended
                                             -----------------------------   -----------------------------
                                              September 1,    September 3,    September 1,    September 3,
                                                 1996            1995            1996            1995
----------------------------------------------------------------------------------------------------------

Revenues:
  Systems                                         $67,752         $62,016        $201,458        $157,632
  Service and other                                31,782          29,627          94,287          84,433
                                                  -------         -------        --------        --------
      Total revenues                               99,534          91,643         295,745         242,065
                                                  -------         -------        --------        --------

Operating costs and expenses:
  Systems                                          39,724          36,707         119,138          96,104
  Service and other                                19,969          18,377          58,394          53,028
  Product development                               4,971           4,749          15,479          14,056
  Selling and administrative                       21,448          19,823          63,251          55,717
                                                  -------         -------        --------        --------
     Total operating costs and expenses            86,112          79,656         256,262         218,905
                                                  -------         -------        --------        --------

Earnings from operations                           13,422          11,987          39,483          23,160
                                                  -------         -------        --------        --------

Other income (expense):
  Interest expense                                   (734)           (856)         (1,916)         (2,167)
  Interest income and other, net                      952           1,728           2,931           5,053
                                                  -------         -------        --------        --------
     Total other income, net                          218             872           1,015           2,886
                                                  -------         -------        --------        --------

Income before income taxes                         13,640          12,859          40,498          26,046
Provision for income taxes                          4,639           4,374          13,771           8,856
                                                  -------         -------        --------        --------

Net income                                        $ 9,001         $ 8,485        $ 26,727        $ 17,190
                                                  =======         =======        ========        ========

Net income per share                              $   .55         $   .51        $   1.63        $   1.01
                                                  =======         =======        ========        ========

Dividends per share                               $   .11         $   .11        $    .33        $    .33
                                                  =======         =======        ========        ========

Average number of common and
  common equivalent shares (in
  thousands)                                       16,486          16,625          16,438          17,015
                                                  =======         =======        ========        ========

   The accompanying notes are an integral part of the consolidated condensed financial statements.

                            MEASUREX  CORPORATION
                     CONSOLIDATED  CONDENSED BALANCE SHEETS
                         (Dollar amounts in thousands)


                                                   September 1,      December 3,
                                                      1996              1995
--------------------------------------------------------------------------------
                                                   (Unaudited)
ASSETS

Current assets:

   Cash and cash equivalents                        $ 28,269            $ 62,924
   Short-term investments                                104               1,138
   Accounts receivable                               101,434              76,702
   Inventories                                        46,620              33,349
   Prepaid expenses and other                         16,626              13,574
                                                    --------            --------

        Total current assets                         193,053             187,687

Contracts receivable                                  19,776              16,208

Service parts                                         14,876              13,773

Property, plant and equipment, net                    50,746              49,752

Other assets                                          50,569              19,285
                                                    --------            --------

        Total assets                                $329,020            $286,705
                                                    ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt                $  4,515            $  4,458
   Accounts payable                                    8,953               8,004
   Accrued expenses                                   82,839              77,326
   Income taxes payable                                6,869               8,590
                                                    --------            --------

        Total current liabilities                    103,176              98,378

Long-term debt                                        25,506              15,348

Deferred income taxes                                  6,727               6,934
                                                    --------            --------

        Total liabilities                            135,409             120,660

Shareholders' equity                                 193,611             166,045
                                                    --------            --------

 Total liabilities and shareholders' equity         $329,020            $286,705
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

                             MEASUREX  CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                                       Nine Months Ended
                                                                -------------------------------
                                                                September 1,       September 3,
                                                                    1996                1995
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities                        $  4,375             $  5,648
                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                                   -               (3,202)
Sale of available-for-sale securities                                     -               11,255
Maturities of held-to-maturity securities                             1,034               17,522
Acquisition of property, plant and equipment                         (7,927)              (5,836)
Business acquisitions, net of cash acquired                         (34,205)              (3,380)
Capitalized software                                                 (3,445)              (1,349)
                                                                   --------             --------
  Net cash (used) provided by investing activities                  (44,543)              15,010
                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term debt                                           (1,725)              (4,063)
Additions to long-term debt                                          57,177               47,117
Payment of long-term debt                                           (51,660)             (20,275)
Dividends                                                            (5,242)              (5,269)
Stock issued under employee stock purchase and stock
  option plans                                                        6,666               22,745
Payment for treasury stock                                                -              (97,271)
                                                                   --------             --------
  Net cash provided (used) in financing activities                    5,216              (57,016)
                                                                   --------             --------
Effect of exchange rate fluctuations on
  cash and cash equivalents                                             297                   62
                                                                   --------             --------
  Net decrease in cash and cash equivalents                         (34,655)             (36,296)
Cash and cash equivalents at beginning of period                     62,924               82,254
                                                                   --------             --------
Cash and cash equivalents at end of period                         $ 28,269             $ 45,958
                                                                   ========             ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Note exchanged for intangible assets                               $      -             $    700


The accompanying notes are an integral part of the consolidated condensed financial statements.

                             MEASUREX CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (September 1, 1996 - Unaudited)

          __________________________________________________________

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated condensed financial statements have been prepared in accordance with SEC requirements for interim financial statements. They, therefore, do not include all of the disclosures which are presented in the Measurex Corporation ("the Company") Annual Report on Form 10-K. It is suggested that the financial statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K.

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


Consolidation
-------------

The consolidated condensed financial statements include the accounts of all subsidiaries after elimination of intercompany balances and transactions.


Net Income per Share
--------------------

Net income per share is computed based on the weighted average number of common shares outstanding during the period adjusted to reflect the assumed exercise of outstanding stock options to the extent these had a dilutive effect on the computation.


Fiscal Year
-----------

The Company uses a 52-53 week fiscal year. Fiscal 1996 is a 52 week year and fiscal 1995 is a 53 week year. The extra week in 1995 is accounted for in the first quarter.

                             MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                        (September 1, 1996 - Unaudited)
            ------------------------------------------------------

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(in thousands)
                                                                    September 1    December 3,
                                                                       1996           1995
                                                                     ---------      ---------

Accounts receivable                                                  $  95,364      $  72,588
Contracts receivable, current portion                                   10,134          7,332
Less:
  Allowance for noncollection and system returns                        (4,064)        (3,218)
                                                                     ---------      ---------
                                                                     $ 101,434      $  76,702
                                                                     =========      =========
---------------------------------------------------------------------------------------------

NOTE 3.  INVENTORIES

Inventories consist of the following:
(in thousands)
                                                                    September 1,   December 3,
                                                                        1996          1995
                                                                     ---------      ---------

Purchased parts and components                                       $  22,036      $  14,579
Work-in-process                                                         17,797         12,843
Finished subassemblies and systems                                       6,787          5,927
                                                                     ---------      ---------
                                                                     $  46,620      $  33,349
                                                                     =========      =========
---------------------------------------------------------------------------------------------
NOTE 4.  OTHER ASSETS

Other assets, net of amortization, consist of the following:
 (in thousands)
                                                                    September 1,   December 3,
                                                                        1996          1995
                                                                     ---------      ---------

Goodwill                                                             $  37,183      $   9,828
Capitalized software                                                     7,207          4,681
Other                                                                    6,179          4,776
                                                                     ---------      ---------
                                                                     $  50,569      $  19,285
                                                                     =========      =========

The increase in goodwill is attributable to the acquisition of Data Measurement Corporation (DMC) and the Measurement Systems Business Unit of Loral Fairchild Corp.'s Loral Control Systems Division.
________________________________________________________________________________

                             MEASUREX CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)
                        (September 1 1996 - Unaudited)

                _______________________________________________


NOTE 5.  FINANCIAL INSTRUMENTS
Debt consists of the following:
(in thousands)
                                       September 1,   December 3,
                                           1996          1995
                                        ---------      ---------


Bank credit agreements                  $  20,550      $   6,907
Term loan                                   8,000         11,000
Other borrowings                            1,471          1,899
                                        ---------      ---------
                                           30,021         19,806
Less:
  Amounts due within one year              (4,515)        (4,458)
                                        ---------      ---------
                                        $  25,506      $  15,348
                                        =========      =========

The increase in debt is attributable to the acquisition of Data Measurement Corporation and the Measurement Systems Business Unit of Loral Fairchild Corp.'s Loral Control Systems Division.
________________________________________________________________________________

NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company from time to time receives claims from third parties in the normal course of business. In the opinion of management, the current claims pending against the Company will not have a material adverse affect on the financial position or results of operations of the Company.

________________________________________________________________________________

                              MEASUREX CORPORATION
 Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS
----------------------

The following discussion and analysis contains forward looking statements, which are subject to the risk factors set forth at the end of this item.

System orders in the third quarter of 1996 were $74 million, which represented a 28% increase from the $58 million booked in the third quarter of 1995 mainly due to record order levels in Japan and Europe. For the first nine months of 1996, orders were $205 million, including $26 million for Data Measurement Corporation (DMC), compared to the 1995 nine month total of $188 million. In the third quarter of 1996, orders for the Industrial Systems Division, including $9.0 million for DMC, were $16 million, compared to $8 million in the third quarter of 1995. Orders for the Paper Industry were $58 million compared with $50 million in the third quarter of 1995, and $51 million in the second quarter of 1996.

The industry and geographic breakdown of orders is as follows:

                            Three Months Ended            Nine Months Ended
                        ---------------------------   ---------------------------
                           (amounts in millions)         (amounts in millions)
                        ---------------------------   ---------------------------
                        September 1,   September 3,   September 1,   September 3,
                             1996          1995           1996          1995
                        ------------   ------------   ------------   ------------
United States              $    22.0       $   21.0        $  65.0        $  74.0
Europe                          23.0           16.0           63.0           55.0
Rest of World                   29.0           21.0           77.0           59.0
                           ---------       --------        -------        -------
     Total                 $    74.0       $   58.0        $ 205.0        $ 188.0
                           ---------       --------        -------        -------

Paper Systems              $    58.0       $   50.0        $ 151.0        $ 163.0
Industrial Systems              16.0            8.0           54.0           25.0
                           ---------       --------        -------        -------
     Total                 $    74.0       $   58.0        $ 205.0        $ 188.0
                           ---------       --------        -------        -------


System backlog at the end of the third quarter of 1996 was $163 million, up 31% from $124 million at the end of the third quarter of 1995, and up from $157 million at the end of the second quarter 1996. In excess of 90% of the $163 million backlog is scheduled to be shipped during the next 12 months. The ending backlog includes $28 million relating to DMC.

System revenue was $67.8 million in the third quarter of 1996, a 9% increase from $62.0 million in the third quarter of 1995 resulting primarily from the DMC acquisition. DMC added $5.8 million to the third quarter revenue and $15.8 million to the first nine months of 1996. System revenues increased 28% to $201.5 million for the first nine months of 1996, due to the acquisition of DMC and increased system shipments in response to high orders and backlog at the beginning of the year.

Service and other revenue increased 7% for the third quarter of 1996, and 12% for the first nine months of 1996 compared to the same periods in 1995. Growth in the installed base of systems, spare parts sales and service revenue associated with DMC accounted for the increase.

System margins for the third quarter of 1996 remained level with the third quarter of 1995 at 41% and increased from 40% in the second quarter of 1996. In the third quarter of 1996, system margins excluding DMC improved to 43%.

Service and other margins for the third quarter of 1996 were 37% compared to 38% in the third quarter of 1995 and 39% in the second quarter of 1996. The decrease of service margins is due to lower sales of field spares which have a higher margin.

Product development expense increased by 5% and 10% respectively in the third quarter and the first nine months of 1996 compared to the same periods in 1995. To maintain its competitive position in the industry, the Company continues its investments in new products.

                              MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONT.)
------------------

RESULTS OF OPERATIONS (CONT)
----------------------------

Selling and administrative expense in the third quarter and in the first nine months of 1996 were 8% and 14%, higher respectively, compared to the same periods in 1995, although they were lower as a percentage of revenue. The increase is mainly due to the inclusion of DMC, additional sales commissions associated with higher revenue and increases in the sales headcount to achieve better coverage of the market.

As a result of these changes, earnings from operations for the third quarter of 1996 increased 12% to $13.4 million from $12.0 million in the third quarter of 1995 and increased by 70% for the first nine months of 1996.

Interest expense decreased in the third quarter and the first nine months of 1996 as a result of lower debt levels. Interest income was down by 45% for the third quarter and 42% for the first nine months of 1996, compared to the same periods in 1995. The decrease is due to lower cash balances during the period and the securitization of certain contracts receivable with a financial institution at the end of fiscal year 1995.

The effective tax rate for both the third quarter and the first nine months of 1996 was 34%.

Net income for the third quarter of 1996 was $9.0 million, a 6% increase over 1995, and for the first nine months of 1996 was $26.7 million, a 55% increase over 1995. Net income per share for the quarter increased from $0.51 in 1995 to $0.55 in 1996 and for the first nine months from $1.01 to $1.63.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The following discussion of liquidity and capital resources relates to the consolidated statements of cash flows. Analysis of changes to receivables, inventories, property, plant and equipment, other assets and liabilities is before consolidation of DMC's net assets.

In the nine months ended September 1, 1996, the Company generated $4.4 million of cash from operating activities, compared to $5.6 million in the nine months ended September 3, 1995. In the nine months of 1996, $40.7 million was generated by net income after adjustments for non-cash items. This cash inflow was partially offset by increases in working capital of $36.4 million as a result of the increase in business volume.

Cash used in investing activities was $44.5 million for the third quarter of 1996 compared to $15.0 million received from investing activities in the third quarter of 1995. On January 10, 1996, the Company acquired DMC for $31.3 million. On April 24, 1996, the Company acquired the Measurement Systems Business Unit of Loral Fairchild Corp.'s Loral Control Systems Division for $4.5 million. With these acquisitions, the Company supplies measurement and control systems and services for flat rolled products to the steel industry. During the first nine months of the fiscal year, $7.9 million was spent on acquiring property, plant, and equipment. No major facility expansions are planned for fiscal year 1996.

Cash generated in financing activities was $5.2 million for the first nine months of 1996 compared to cash used of $57.0 million in the first nine months of 1995, which was primarily due to the Company repurchasing approximately 20% of its outstanding stock from Harnischfeger Industries for $96.0 million in the
first nine months of 1995.   Offsetting the cash outflow for this repurchase of
common stock, the Company received $22.7 million cash in connection with its employee stock purchase plan and stock options exercised and increased its outstanding debt by $22.8 million.

As a result of the above activities, the Company's cash and cash equivalents at the end of the third quarter of 1996 decreased $34.7 million compared to year-end 1995.

The Company's current ratio was approximately 1.9 at the end of the third quarter of 1996 and fiscal year-end 1995. The debt to capitalization ratio was 13% as of September 1, 1996, compared to 11% at fiscal year-end 1995.

                             MEASUREX CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES (CONT.)
-------------------------------

The Company believes that its existing cash balances and lines of credit will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends during the next 12 months.

As of September 1, 1996, the Company's principal source of liquidity included cash, cash equivalents and short-term investments of $28.4 million and unsecured revolving bank lines of credit available of $74.5 million of which $15.0 million was committed to letters of credit.

RISK FACTORS
------------

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

                             MEASUREX CORPORATION

                         PART  II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits

             Exhibit
              Number                        Exhibit Title
             --------   -------------------------------------------------------

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

        (b)  Reports on Form 8-K.

             No report on Form 8-K has been filed during the quarter ended September 1, 1996.

                             MEASUREX CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Measurex Corporation
                                --------------------------------------
                                              (Registrant)


Date:  October 11, 1996         By: /s/ Robert Mc Adams, Jr.
                                    ----------------------------------
                                    Executive Vice President and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)