Form 10-K
period 1996-12-01
MEASUREX CORP /DE/
filed 1997-02-21
CIK 751190

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended December 1, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the transition period from                   to
                                    -----------------    ----------------
     Commission File Number 1-8770


                     M E A S U R E X  C O R P O R A T I O N
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                    94-1658697
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stocks held by non-affiliates
as of January 31, 1997                                               543,325,701

Number of shares of common stock outstanding as of January 31, 1997   16,175,617

================================================================================

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL DEVELOPMENT OF BUSINESS

Measurex Corporation (the "Company") is engaged worldwide in the design, manufacture and servicing of computer-integrated measurement, control and information systems. The Company's wide range of products is designed to increase productivity, reduce raw material and energy consumption and improve quality and uniformity. Industries served by the Company include paper, plastics, nonwovens, rubber, steel and non-ferrous metals. The Company's customers are served by sales and service subsidiaries located in 50 offices and 34 countries around the world. More than half of Measurex's 2,840 employees are dedicated to the sales, support and servicing of the Company's customers.

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

FORWARD-LOOKING STATEMENTS

With the exception of the actual reported financial results, some of the statements made in this Form 10-K are forward-looking, reflect the Company's current expectations and involve certain risks and uncertainties. There can be no assurance that the Company's actual future performance will meet the Company's expectations. Specific risks are discussed in "Risk Factors" on page 5 of this Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Financial information about industry segments is set forth in the Note to the Consolidated Financial Statements titled "Business Segments" in Part II, Item 8 at page 24.

NARRATIVE DESCRIPTION OF BUSINESS.

The Company is a leading worldwide supplier of computer-integrated measurement, control and information systems for sheet and continuous manufacturing processes. The Company's systems are primarily used to control the manufacturing processes in those industries in which the manufactured product is made in a flat sheet; e.g. paper, plastics, nonwovens, aluminum, steel and rubber.

The Company provides measurement and control systems and services that enhance the productivity and efficiency of its customers' processes and improve the quality of its customers' products. These integrated systems utilize sensors and scanners to measure product qualities during the manufacturing process such as weight, coating, color, formation, opacity, strength, thickness and chemical content. Software running in computers and workstations uses these measurements to provide control of the process, computer graphic operator displays and management information. Actuators are regulated by the software to provide precision adjustments to the process in order to maintain product quality.

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



                                                                Year Ended (amounts in millions)
                                                      --------------------------------------------------
Revenue from:                                                1996             1995              1994
                                                      ------------       -------------      ------------
    System sales - paper industry                     $222.6   54%       $185.4    56%      $133.0   51%
    System sales - industrial systems industries      $ 65.4   15%       $ 34.9    10%      $ 23.3    9%
    Service and other                                 $128.0   31%       $114.9    34%      $103.7   40%
                                                      ------             ------             ------
Total revenues                                        $416.0             $335.2             $254.0
                                                      ======             ======             ======

PAPER SYSTEMS BUSINESS

In 1996, approximately 54% of the Company's revenues were generated from system sales to the paper industry. The Company's systems are used to control the production of practically all kinds of paper and paperboard products including: fine paper used for stationary and books; xerographic paper for copy machines; glossy stock for magazines; paperboard and linerboard for boxes; sack grades for paper bags; newsprint and tissue.

In the paper industry, the Company's MXOpen(R) product line includes:

 .    Integrated Control Systems and Sensors
 .    Cross Direction  (CD) Profile Control Systems and Actuators
 .    Web Inspection Systems
 .    Distributed Control Systems
 .    Total Machine Monitoring Systems
 .    Millwide Production and Information Management Systems

A key component of the Company's measurement and control systems is its proprietary sensor technology. The Company currently offers a wide variety of on-line sensors to its customers in the paper industry which measure many aspects of product quality including basis weight, moisture, caliper, ash content, coat weight, smoothness, gloss, formation, opacity, strength and color. These on-line sensors, generally non-contacting, probe the product with radiation from various parts of the electromagnetic spectrum including infrared, visible light, beta, x-ray and gamma radiation.

The Company's web-inspection systems use Charged Couple Device (CCD) camera technology to detect visual defects in paper and other web-produced material.

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

INDUSTRIAL SYSTEMS BUSINESS

In 1996, approximately 15% of the Company's revenues were generated from system sales to customers in the plastics, nonwovens, aluminum, rubber, steel and other industries. The Company's systems are used to control the materials used in or the production of many products including:

 .       Plastics, films and coated products - candy wrap, magnetic media base, food and liquid packaging, vinyl products, labels and tapes.
 .       Nonwoven products - diaper liners, wipes, surgical drapes, roofing, filters, clothing, floor mats and carpet backing.
 .       Rubber products - tire fabrics, roofing, tank liners and belts.
 .       Aluminum products - beverage and food can stock, foil, siding and heat exchangers.
 .       Steel - automobiles, building materials, beverage cans and major appliances.
 .       Other - chemical, fiberglass, plastic resin and pharmaceuticals.

The Company's product offering to Industrial Systems' customers includes:

 .       Measurement Control Systems (MCS) and Sensors
 .       Distributed Control Systems
 .       Profile Control Systems
 .       Web Inspection Systems

The Company's products include a low-priced PC based system, ConceptOne(R), for smaller plastics and sheet applications, and also complex integrated systems (the MXOpen (R) product family) designed for specific applications or processes.

In January 1996, the Company expanded its participation in the metals industry with the acquisition of Data Measurement Corporation (DMC), a manufacturer of measurement systems for the steel industry. In March 1996, the Company acquired the Measurement Systems Business of Loral Control Systems. This business was integrated into DMC. The Company intends to expand DMC's gauging system into a full computer-integrated control and information system. Prior to the acquisition, the Company did not participate in the steel market.

Industrial Systems products are distributed through the Company's worldwide sales organization and other distribution channels such as OEMs, distributors and agents. The systems are generally installed at the customer's site by the Company's worldwide service organization.

SERVICE BUSINESS

In 1996, service revenues represented approximately 31% of the Company's total revenue. The Company's worldwide sales and service organization supports customers in both the paper and industrial systems businesses. The Company has over 5,000 systems installed in 60 countries, primarily located in North America, South America, Europe and Asia. The Company's service offering includes both resident service contracts and on-demand service for spare parts, preventive and emergency maintenance. Value added services such as process optimization and software enhancements are growing parts of this business. Also, the Company maintains systems of its direct competitors as well as third party non-competitive products.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's systems are the result of the integration of a number of complex technologies including electronics, physics, mechanical design and software. Central to the Company's strategic goals is a commitment to research and development. The Company strongly believes the continued investment in new product development is key to its long-term success.

During fiscal years 1996, 1995 and 1994, the Company spent approximately $21.0 million, $19.4 million and $20.0 million, respectively, on research and development. Those amounts represented 5%, 6% and 8%, respectively, of total revenues and 7%, 9% and 13%, respectively, of system revenue.

BACKLOG

System backlog at December 1, 1996, was $157 million, 10% higher than the backlog of $143 million at the end of fiscal 1995. The DMC acquisition increased the backlog at the beginning of the year by $20 million. Approximately 95% of the $157 million year-end 1996 backlog is scheduled to be shipped during fiscal 1997.

PATENTS

The Company follows a policy of filing appropriate patent applications on inventions it considers significant. As of December 1, 1996, the Company had 92 United States patents and 220 foreign patents in effect. Although important to the business, the Company believes that the invalidity or expiration of any single such patent would not have a material adverse effect on its operations.

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

The Company's principal competition is from distributed control systems suppliers and packaged system suppliers, as well as factory automation system suppliers, many of which have substantially greater resources than the Company. In the paper machine integrated control system market, competition includes Asea Brown Boveri Process Automation Inc. (ABB); Lippke, a wholly owned subsidiary of Honeywell Inc.; the Valmet Automation Group, a division of Valmet Oy; and Yokogawa-YEW in Japan. Competition in the distributed control system business area includes Fisher Controls (a division of Emerson Electric Co.), Foxboro (a subsidiary of Siebe, Inc.), Honeywell Inc., Siemens A.G., and many other companies. In the web-inspection products area, the Company faces competition from ABB and other smaller companies. Competition for production management and process analysis and quality management is very fragmented. In the industrial systems market, the Company competes with a number of companies, typically focused on a specific geographic area or customer type, including ABB, Eurotherm Gauging Systems and NDC. The Company's major competitors in the steel industry include IMS, THI (a division of Thermo Instrument Systems) and Toshiba in Japan.

EMPLOYEES

As of December 1, 1996, the Company had approximately 2,840 full-time employees. With the acquisition of DMC in January, 1996, the Company added approximately 340 full-time employees.

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

Financial information regarding geographic operations is set forth in the Note to the Consolidated Financial Statements titled "Business Segments" in Part II,
Item 8 at page 24.

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

ITEM 2.  PROPERTIES

As of December 1, 1996, the Company owned the major facilities described below:


    Location                        Total Sq.Ft.       Use
    --------                        ------------       --------------------

     Cupertino, California           360,000           The Company's Headquarters, offices, research and
                                                       manufacturing operations.

     Cincinnati, Ohio                 43,000           The Company's ofices, research and manufacturing operations for the
                                                       Management Systems Division operations and manufacturing for certain ISD offices products.

     Atlanta, Georgia                 32,000           The worldwide Sales and Service Headquarters.

     North Vancouver,                 94,000           The Measurex Devron Division's offices, research and
      British Columbia, Canada                         manufacturing operations.

     Waterford, Ireland               60,000           Offices and manufacturing operations.


The following major facilities were leased as of December 1, 1996:


     Location                        Total Sq.Ft.       Use
     --------                        ------------       --------------------
     Kuopio, Finland                  40,000            Measurex Roibox Oy's offices, research and manufacturing operations.

     Gaithersburg, Maryland          100,000            Measurex DMC's offices, research and manufacturing operations.


The Company also leases office space for sales and service operations throughout the United States and various countries.

During 1996, the Company was productively utilizing the space in its facilities, while disposing of space determined to be under-utilized. The Company believes current facilities provide adequate production capacity to meet the Company's planned business activities.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

This information is set forth in the note to the financial statements headed "Market for the Registrant's Common Stock and Related Security Holder Matters", in Part II, Item 8 at page 26.


ITEM 6.  SELECTED FINANCIAL DATA


Five years ended December 1, 1996
(Dollar amounts in thousands
except per share data)                       1996        1995        1994        1993        1992
                                           --------------------------------------------------------

Revenue
Systems                                    $287,968    $220,292    $156,294    $152,839    $148,367
Service and other                           128,007     114,924     103,685     101,158     104,220
                                           --------    --------    --------    --------    --------
Total revenues                              415,975     335,216     259,979     253,997     252,587
                                           --------    --------    --------    --------    --------

Gross Margin:
Systems                                    $113,741    $ 89,642    $ 56,217    $ 53,111    $ 49,123
Service and other                            47,458      43,121      38,397      36,657      36,406
                                           --------    --------    --------    --------    --------
Total gross margin                          161,199     132,763      94,614      89,768      85,529
                                           --------    --------    --------    --------    --------
Earnings from operations
  before exit and restructuring costs      $ 54,583    $ 36,687    $ 11,181    $  7,500    $  1,222
Earnings (loss) from operations              54,583      36,687       4,800       7,500      (7,752)
Income before income taxes,
  extraordinary credit and cumulative
  effect of accounting change                55,988      40,828       9,152      12,679       1,678
Net income                                   36,953      26,946       6,107       8,215       1,625
Net income per share                           2.25        1.60         .34         .46         .09
Dividends per share                             .44         .44         .44         .44         .44
System orders                               289,000     270,000     160,000     151,000     156,000
System backlog                              157,000     143,000      92,000      91,000      95,000
                                           --------    --------    --------    --------    --------
Gross margin:
  Systems                                      39.5%       40.7%       36.0%       34.7%       33.1%
  Service and other                            37.1%       37.5%       37.0%       36.2%       34.9%
     Total gross margin                        38.8%       39.6%       36.4%       35.3%       33.9%
Earnings (loss) from operations                13.1%       10.9%        1.8%        3.0%       (3.1%)
Net income                                      8.9%        8.0%        2.3%        3.2%        0.6%
Income tax rate                                34.0%       34.0%       39.0%       35.2%       57.4%
                                           --------    --------    --------    --------    --------
Working capital                            $ 95,247    $ 89,309    $123,536    $137,720    $133,305
Total assets                                337,115     286,705     319,823     318,316     322,884
Total debt                                   24,724      19,806      20,617      21,299         891
Shareholders' equity                        204,229     166,045     217,183     211,864     218,453
                                           --------    --------    --------    --------    --------
Current ratio                                 1.9:1       1.9:1       2.5:1       2.8:1       2.6:1
Return on beginning equity                     22.3%       12.4%        2.9%        3.8%         .7%
Return on beginning assets                     12.9%        8.4%        1.9%        2.5%         .5%
Book value per share                       $  12.67    $  10.57    $  11.98    $  11.87    $  12.12
                                           --------    --------    --------    --------    --------
Total product development costs            $ 25,730    $ 21,242    $ 22,779    $ 22,871    $ 25,248
Capitalized software costs                   (4,694)     (1,874)     (2,787)     (1,725)     (4,636)
                                           --------    --------    --------    --------    --------
Product development expense                $ 21,036    $ 19,368    $ 19,992    $ 21,146    $ 20,612
                                           --------    --------    --------    --------    --------
Capital expenditures                       $ 10,369    $  9,434    $  6,716    $  8,329    $  7,781
Number of employees                           2,843       2,360       2,090       2,250       2,310
Shares outstanding (thousands)               16,114      15,713      18,130      17,844      18,028
                                           --------    --------    --------    --------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

System orders for 1996 were $289 million, which represented a 7% increase from $270 million in 1995 and an 81% increase from $160 million in 1994. For the year, total Paper System orders were $216 million, a decrease of 8% from 1995. Record orders for Paper Systems in Europe, Japan and Latin America were partially offset by lower orders in the United States, due to the downturn in the United States paper industry, and fewer orders in Asia Pacific reflecting a decline in new paper machine projects in that region. Total orders for Industrial Systems more than doubled in 1996 to $73 million. Excluding orders from Data Measurement Corporation (DMC), which was acquired in January 1996, Industrial Systems orders for fiscal year 1996 were $43 million, a 19% increase over fiscal year 1995.

The industry and geographic breakdown of system orders is as follows:


                                                        Year Ended(amounts in millions)
                                                   December 1,     December 3,   November 27,
                                                      1996           1995           1994
                                                   ------------------------------------------
     United States                                    $ 87.0        $105.0         $ 66.0
     Europe                                             91.0          79.0           45.0
     Rest of World                                     111.0          86.0           49.0
                                                      ------        ------         ------
      Total                                           $289.0        $270.0         $160.0
                                                      ------        ------         ------

     Paper Systems                                    $216.0        $234.0         $138.0
     Industrial Systems                                 73.0          36.0           22.0
                                                      ------        ------         ------
      Total                                           $289.0        $270.0         $160.0
                                                      ------        ------         ------

System backlog at the end of 1996 was $157 million, up from $143 million at the end of 1995 and $92 million at the end of 1994. Approximately 95% of the 1996 backlog is scheduled to be shipped in 1997. The ending backlog includes $20 million relating to DMC.

System revenue was $288.0 million in 1996, a 31% increase from $220.3 million in 1995, and an 84% increase from $156.3 million in 1994. The increase resulted from the acquisition of DMC, which was responsible for $27.0 million of 1996 revenues, and from increased system shipments from the Company's historic businesses.

Service and other revenue of $128.0 million increased 11% from $114.9 million in 1995 and 23% from $103.7 million in 1994, due to growth in the installed base of systems and the acquisition of DMC which accounted for $9.0 million of the increase.

System margins for 1996 were 39% compared to 41% in 1995 and 36% in 1994. The decrease in margins from 1995 is primarily due to unfavorable product mix, with a higher proportion of lower margin smaller systems, and also reflects the impact of relatively lower margin DMC shipments.

Service and other margins for 1996 were 37%, essentially unchanged from 1995 and 1994.

Product development costs of $21.0 million in 1996 increased 9% and 5% from 1995 and 1994, respectively. To maintain its competitive position in the industry, the Company continues its investments in new products.

Selling and administrative expenses of $85.6 million for 1996 increased $8.9 million or 12% from 1995 and $22.1 million or 35% from 1994, although they were lower as a percentage of revenue than in both previous years. The increase over 1995 is mainly due to the inclusion of DMC. The increase over 1994 resulted from incremental sales commissions as a result of the higher order level and additional sales personnel to provide improved sales coverage, as well as the inclusion of DMC.

As a result of these changes, earnings from operations for 1996 increased to $54.6 million from $36.7 million in 1995 and $4.8 million in 1994. The 1994 earnings from operations included a charge of $6.4 million relating to a restructuring plan.

Interest expense of $2.5 million was essentially unchanged over 1995 and was higher than the 1994 level of $1.3 million as a result of higher debt levels during the year. Interest income of $3.9 million was $3.0 million lower than 1995 and $1.7 million lower than 1994. The decrease is due to lower cash balances during the year, primarily as a result of the acquisition of DMC, and the discounting of certain contracts receivable with a financial institution at the end of 1995, the proceeds of which were also used to fund the DMC acquisition.

The effective tax rate for 1996 was 34%, unchanged from 1995 and compared to 39% in 1994. The lower rate from 1994 resulted from changes in the geographic mix of earnings and the return to profitability in 1995 and 1996 of several subsidiaries for which no tax benefit for losses could be taken in 1994.

Net income for 1996 was $37.0 million, a $10.1 million increase from $26.9 million in 1995 and an increase of $30.9 million from $6.1 million in 1994. Earnings per share for the year were $2.25 per share compared to $1.60 per share in 1995 and $0.34 per share in 1994.

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121), which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company has adopted SFAS No. 121.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123(SFAS No.123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value-based method of accounting for stock-based compensation plans also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the alternatives under SFAS No. 123 but does not expect there will be any effect on the financial condition and results of operations of the Company. Disclosure requirements of SFAS No.123 will be effective for the Company's fiscal year 1997.

During June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard establishes consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will become effective for transactions that the Company enters into after December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Measurex continues to maintain a strong financial position with cash and cash equivalents and short-term investments of $37.7 million as of the 1996 year-end. In addition, the Company had unsecured revolving bank lines of credit available of $78.0 million of which $17.6 million was committed to letters of credit. The Company believes that its existing cash balances, lines of credit and cash provided by operations will provide adequate flexibility to fund the Company's operating needs, capital expenditures and cash dividends through fiscal year 1997.

In the year ended December 1, 1996, the Company generated $20.9 million of cash from operating activities compared to $50.0 million in 1995 and $11.1 million in 1994. In 1996, $56.8 million was generated by net income after adjustments for non-cash items. These cash inflows were offset by increases in working capital of $35.9 million, including a $30.7 million increase in accounts and contracts receivable. The increased business level and the acquisition of DMC resulted in the increased working capital requirements.

The Company continued to scrap obsolete inventory and service parts during the year. The amount scrapped in 1996 was $7.4 million compared to $4.1 million in 1995.

Cash used in investing activities was $48.3 million for the fiscal year 1996 compared to $11.2 million received from investing activities in 1995 and usage of $1.2 million in 1994. On January 10, 1996, the Company acquired DMC for $31.3 million. On April 24, 1996, the Company acquired the Measurement Systems Business Unit of Loral Fairchild Corp.'s Loral Control Systems Division for $4.5 million. With these acquisitions, the Company now supplies measurement and control systems and services for flat rolled products to the steel industry. Investments in property, plant and equipment totaled $10.4 million during fiscal year 1996, up from $9.4 million in 1995 and from $6.7 million in 1994. The increase was the result of additional investment in equipment to support the Company's growth. Investments in capitalized software increased by $2.8 million from 1995 to approximately $4.7 million in 1996 due to additional product development expenditures.

Cash generated in financing activities was $0.3 million in fiscal year 1996 compared to cash used of $81.0 million during 1995 and cash used of $4.1 million in 1994. During 1995, the Company paid $96.0 million to repurchase approximately 20% of its own stock from Harnischfeger Industries.

The Company's current ratio was approximately 1.9 at fiscal year-end 1996 and at fiscal year-end 1995. The debt to capitalization ratio was 11% at year-end
1996 , the same as at year-end 1995.

As a result of the above activities, and excluding exchange rate fluctuations, the Company's cash and cash equivalents decreased by $25.3 million from $62.9 million at year-end 1995 to $37.6 million at year-end 1996.

On January 27, 1997 the Company announced that it had entered into a definitive agreement to merge with a wholly-owned subsidiary of Honeywell Inc. in an all-cash transaction. Honeywell Inc. has commenced an all-cash tender offer for all outstanding shares of the Company's stock at a price of $35 per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

CONSOLIDATED STATEMENTS OF INCOME

Three years ended December 1, 1996
(Dollar amounts in thousands except per share data)

                                                      1996        1995        1994
-----------------------------------------          ---------   ---------   ---------

REVENUES
Systems                                             $287,968    $220,292    $156,294
Service and other                                    128,007     114,924     103,685
                                                    --------    --------    --------
   Total revenues                                    415,975     335,216     259,979
                                                    --------    --------    --------


OPERATING COSTS AND EXPENSES
Systems                                              174,227     130,650     100,077
Service and other                                     80,549      71,803      65,288
Product development                                   21,036      19,368      19,992
Selling and administrative                            85,580      76,708      63,441
Exit costs                                                 -           -       6,381
                                                    --------    --------    --------
   Total operating costs and expenses                361,392     298,529     255,179
                                                    --------    --------    --------

Earnings from operations                              54,583      36,687       4,800
                                                    --------    --------    --------

OTHER INCOME (EXPENSE)
Interest expense                                      (2,535)     (2,817)     (1,335)
Interest income and other, net                         3,940       6,958       5,687
                                                    --------    --------    --------
   Total other income, net                             1,405       4,141       4,352
                                                    --------    --------    --------

Income before income taxes and cumulative
 effect of accounting change                          55,988      40,828       9,152
Provision for income taxes                            19,035      13,882       3,569
                                                    --------    --------    --------
Income before cumulative effect of accounting
 change                                               36,953      26,946       5,583
Cumulative effect of accounting change                     -           -         524
                                                    --------    --------    --------
   Net income                                       $ 36,953    $ 26,946    $  6,107
                                                    ========    ========    ========

Net income per share:
Income before cumulative effect of accounting
 change                                                $2.25       $1.60    $    .31
Cumulative effect of accounting change                     -           -         .03
                                                    --------    --------    --------
Net income per share                                   $2.25       $1.60    $    .34
                                                    ========    ========    ========

Dividends per share                                     $.44        $.44    $    .44
                                                    ========    ========    ========

Average number of common and common equivalent
 shares (thousands)                                   16,444      16,887      18,189
                                                    ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


December 1, 1996 and December 3, 1995
(Dollar amounts in thousands except per share data)               1996        1995
                                                                --------    --------

ASSETS

Current assets:
   Cash and cash equivalents                                    $ 37,607    $ 62,924
   Short-term investments                                            108       1,138
   Accounts receivable                                           111,475      76,702
   Inventories                                                    37,943      33,349
   Prepaid and other                                              14,583      13,574
                                                                --------    --------
     Total current assets                                        201,716     187,687

Contracts receivable                                              17,899      16,208
Service parts                                                     14,193      13,773
Property, plant and equipment, net                                50,525      49,752
Goodwill                                                          38,327       9,828
Other assets                                                      14,455       9,457
                                                                --------    --------
     Total assets                                               $337,115    $286,705
                                                                ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                            $  3,447    $  4,458
   Accounts payable                                               10,572       8,004
   Accrued expenses                                               84,376      77,326
   Income taxes payable                                            8,074       8,590
                                                                --------    --------
     Total current liabilities                                   106,469      98,378

Long-term debt                                                    21,277      15,348
Deferred income taxes                                              5,140       6,934
                                                                --------    --------
     Total liabilities                                           132,886     120,660
                                                                --------    --------


Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value;
    authorized: 10,000,000 shares;
    issued and outstanding: none
   Common stock, $.01 par value;
    authorized: 50,000,000 shares; outstanding:
    1996 - 18,904,962 shares, 1995 - 18,932,013 shares               189         189
   Additional capital                                             80,335      79,584
   Retained earnings                                             204,612     176,296
   Cumulative translation adjustments                             (2,023)     (1,939)
   Less:  Treasury stock at cost: 1996 - 2,790,533 shares,
    1995 - 3,218,568 shares                                      (78,884)    (88,085)
                                                                --------    --------
     Total shareholders' equity                                  204,229     166,045
                                                                --------    --------
     Total liabilities and shareholders' equity                 $337,115    $286,705
                                                                ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Cumulative
                                                       Common    Additional     Retained     Translation     Treasury
                                                        Stock      Capital      Earnings     Adjustments      Stock        Total
                                                       -------   -----------   -----------   ------------   ----------   ----------

Three years ended December 1, 1996 (Dollar amounts in thousands except per share data)

Balance November 28, 1993                               $190       $75,202      $167,211        $(5,707)   $ (25,032)   $ 211,864

Proceeds from treasury stock
  issued under employee
  stock purchase and stock
  option plans (303,164 shares)
  including related tax benefits                            -          (87)            -              -        7,375        7,288
Excess of cost of treasury shares
  issued over proceeds received                             -            -        (2,596)             -            -       (2,596)
Foreign currency translation                                -            -             -          2,406            -        2,406
Net income                                                  -            -         6,107              -            -        6,107
Dividends ($.44 per share)                                  -            -        (7,886)             -            -       (7,886)
                                                       ------   ----------      --------    -----------    ---------    ---------
Balance December 27, 1994                                 190       75,115       162,836         (3,301)     (17,657)     217,183

Proceeds from treasury stock
  issued under employee
  stock purchase and stock
  option plans (1,456,044 shares)
  including related tax benefits                           (1)       4,469             -              -       29,837       34,305
Excess of cost of treasury shares
  issued over proceeds received                             -            -        (6,487)             -            -       (6,487)
Foreign currency translation                                -            -             -          1,362            -        1,362
Net income                                                  -            -        26,946              -            -       26,946
Dividends ($.44 per share)                                  -            -        (6,999)             -            -       (6,999)
Treasury stock acquired (3,785,050
  shares)                                                   -            -             -              -     (100,265)    (100,265)
                                                       ------    ----------      --------    -----------    ---------    ---------
Balance December 3, 1995                                  189       79,584       176,296         (1,939)     (88,085)     166,045

Proceeds from treasury stock
  issued under employee
  stock purchase and stock
  option plans (428,035 shares)
  including related tax benefits                            -          751             -              -        9,201        9,952
Excess of cost of treasury shares
  issued over proceeds received                             -            -        (1,631)             -            -       (1,631)
Foreign currency translation                                -            -             -            (84)           -          (84)
Net income                                                  -            -        36,953              -            -       36,953
Dividends ($.44 per share)                                  -            -       ( 7,006)             -            -       (7,006)
                                                       ------    ----------      --------    -----------    ---------    ---------
Balance December 1, 1996                                 $189       $80,335      $204,612        $(2,023)   $ (78,884)   $ 204,229
                                                       ======    ==========      ========    ===========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended December 1, 1996 (Dollar amounts in thousands)        1996         1995        1994
                                                                      ---------   ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 36,953    $  26,946    $  6,107
Non-cash items included in net income:
     Depreciation and amortization:
       Service parts                                                     3,522        1,835       1,032
       Property, plant and equipment                                     9,372        9,200       9,343
       Capitalized software and goodwill                                 3,647        4,539       4,921
     Deferred income taxes                                               1,681         (772)     (3,883)
     Translation loss                                                      253          392         133
     Inventory reserves                                                  1,358          674       2,216
     Exit costs                                                              -            -       4,662
Net decrease (increase) in:
     Accounts and contracts receivable                                 (30,721)       1,980      (8,795)
     Inventories and service parts                                          26      (12,360)       (374)
     Prepaid and other                                                    (685)        (593)      2,034
Net increase (decrease) in:
     Accounts payable and accrued expenses                              (5,371)      12,626      (4,289)
   Income taxes payable                                                   (201)       4,752      (2,901)
Other, net                                                               1,079          737         846
                                                                      --------    ---------    --------
Net cash provided by operating activities                               20,913       49,956      11,052
                                                                      --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                                      -       (3,475)    (37,009)
Purchase of available-for-sale securities                                    -            -      (3,360)
Sale of available-for-sale securities                                        -       11,255      11,864
Maturities of held-to-maturity securities                                1,030       18,111      36,846
Acquisition of property, plant and equipment                           (10,369)      (9,434)     (6,716)
Business acquisitions, net of cash acquired                            (34,235)      (3,418)          -
Capitalized software                                                    (4,694)      (1,874)     (2,787)
                                                                      --------    ---------    --------
Net cash provided by (used in) investing activities                    (48,268)      11,165      (1,162)
                                                                      --------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to short-term debt                                                 -            -       4,063
Payment of short-term debt                                                   -       (4,063)          -
Additions to long-term debt                                             66,438       60,095           -
Payment of long-term debt                                              (67,464)     (57,419)     (4,975)
Dividends                                                               (7,006)      (6,999)     (7,886)
Stock issued under employee stock purchase and
   stock option plans                                                    8,321       27,628       4,692
Payment for treasury stock                                                   -     (100,265)          -
                                                                      --------    ---------    --------
Net cash (used in) provided by financing activities                        289      (81,023)     (4,106)
                                                                      --------    ---------    --------

Effect of exchange rate fluctuations on cash and
     cash equivalents                                                    1,749          572         430
Net (decrease) increase in cash and cash equivalents                   (25,317)     (19,330)      6,214
Cash and cash equivalents at beginning of year                          62,924       82,254      76,040
                                                                      --------    ---------    --------
Cash and cash equivalents at end of year                              $ 37,607    $  62,924    $ 82,254
                                                                      ========    =========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                            $  2,535    $   2,817    $  1,335
  Income taxes                                                        $ 15,280    $   5,514    $  8,167
Note exchanged for intangible assets                                  $      -    $     700    $      -

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise noted)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company uses a 52-53 week fiscal year. References to 1996, 1995 and 1994 are for fiscal years ended December 1, 1996, December 3, 1995 and November 27, 1994, respectively. Fiscal year 1996 was a 52 week year, 1995 was a 53 week year and 1994 was a 52 week year.

CONSOLIDATION - The consolidated financial statements include the accounts of all subsidiaries after elimination of intercompany balances and transactions.

FOREIGN CURRENCY TRANSLATION - The functional currency of foreign sales and service operations (except certain operations in hyper-inflationary countries) is the local currency. For all other operations, the functional currency is the U.S. dollar. The effects of translating local functional currency financial statements are included in shareholders' equity. The effects of foreign currency transactions and remeasuring the financial position and results of operations into the functional currency are included in interest income and other.

For operations in countries that are considered to have highly inflationary economies, gains and losses from translation and transactions are determined using a combination of current and historical rates and are included in net income.

The Company enters into foreign currency forward contracts to hedge certain non-U.S. dollar system orders and to reduce its overall exposure to the effects of currency fluctuations related to the remeasurement of non-functional currency net asset or liability positions. Gains and losses on forward contracts, which are not designated as hedges for accounting purposes, are included in interest income and other.

REVENUE RECOGNITION - The Company generally recognizes revenue from system sales at the time of shipment provided any remaining obligations are insignificant and collection is probable. Revenue on certain software contracts are recognized on a percentage-of-completion basis. Service and other revenues are recognized as the services are provided or ratably over the life of the contracts.

ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRODUCT DEVELOPMENT EXPENSES - The Company is actively engaged in basic technology and applied research and development programs which are designed to develop new or improved products and process applications. The cost of these programs is charged to expense as incurred except for certain software development costs which are capitalized as described in the "Capitalized Software" policy below.

CAPITALIZED SOFTWARE - Costs related to the conceptual formulation and design of software products are expensed as product development. Costs incurred subsequent to establishing the technological feasibility of software products are capitalized.

Amortization of capitalized software costs, which begins when products are available for general release to customers, is computed on a straight-line basis over the expected product lives, generally estimated to be three years.

INCOME TAXES - The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the
financial statements or tax returns.   The Company provides U.S. and foreign
income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents generally consist of cash and highly liquid short-term investments with original maturities of 90 days or less.

SHORT-TERM INVESTMENTS - Short-term investments include investments held-to-maturity and investments available-for-sale. Investments held-to-maturity are stated at amortized cost with original maturities between 3 and 12 months. Investments that are considered available-for-sale are carried at market value. Unrealized gains and losses are reported net of tax as a separate component of shareholders' equity until realized.

(Dollar amounts in thousands unless otherwise noted)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

INVENTORY VALUATION - Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out basis) or market. Inventory costs include raw materials, direct labor and manufacturing overhead.

DEPRECIATION - Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives which range as follows: buildings and improvements - 3 to 40 years; machinery and equipment - 3 to 20 years. Service parts are depreciated on a 7 year declining balance basis. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in income.

GOODWILL - Goodwill is amortized on a straight-line basis over periods up to 25 years.

NET INCOME PER SHARE - Net income per share is computed based on the weighted average number of common shares outstanding during the year adjusted to reflect the assumed exercise of outstanding employee stock options to the extent these items had a dilutive effect on the computation.

RECLASSIFICATION - The Company has reclassified the presentation of certain prior year information to conform with the current year presentation format. These changes had no effect on the financial condition or results of operations as previously reported.

RECENT PRONOUNCEMENTS - During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121), which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company has adopted SFAS No. 121.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the alternatives under SFAS No. 123 but does not expect there will be any effect on the financial condition and results of operations of the Company. Disclosure requirements of SFAS No. 123 will be effective for the Company's fiscal year 1997.

During June 1996, the Financial Accounting Standards Board issued Statement No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard establishes consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 will become effective for transactions that the Company enters into after December 31, 1996.

ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                             1996        1995
                                           ---------   --------
Accounts receivable                        $106,333    $72,588
Contracts receivable, current portion         9,905      7,332
Less:
  Allowances for noncollection and
   system returns                            (4,763)    (3,218)
                                           --------    -------
                                           $111,475    $76,702
                                           ========    =======

(Dollar amounts in thousands unless otherwise noted)

INVENTORIES

Inventories consist of the following:


                                           1996                 1995
                                      ---------------       --------------

Purchased parts and components                $19,010              $14,579
Work-in-process                                12,867               12,843
Finished subassemblies and systems              6,066                5,927
                                      ---------------       --------------
                                              $37,943              $33,349

CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

                                            1996                   1995
                                      ---------------       --------------
Contracts receivable                          $32,839              $30,217
Less:
 Unearned financing income                     (3,988)              (4,212)
 Allowance for noncollection
  and system returns                           (1,047)              (2,465)
                                      ---------------       --------------
                                               27,804               23,540
Current portion                                (9,905)              (7,332)
                                      ---------------       --------------
                                              $17,899              $16,208
                                      ===============       ==============

The aggregate amount of payments receivable by the Company in fiscal years subsequent to 1996 is set forth below:

           1997 - $10,861          2000 - $3,606
           1998 - $ 8,211          2001 - $2,320
           1999 - $ 4,714    Thereafter - $3,127


During 1996 and 1995, the Company entered into agreements to discount certain contracts receivable with a financial institution. As contracts receivable are discounted, a sale is recorded and gains, the difference between proceeds received and the net book value of the contracts receivable, are reflected in interest income and other, net. Proceeds from discounting contracts receivable were $3.4 million in 1996 and $22.0 million in 1995. A portion of discounting gains is deferred to offset future administration costs and is amortized over the remaining term of the discounted contracts receivable.

Under the terms of these agreements, the Company is contingently liable for losses in the event of non-payment by the contract receivable obligor. The agreements provide for limited recourse of up to 20% or full recourse at 100% of discounting proceeds, depending on the credit risk associated with specific contracts receivable. At December 1, 1996 the total amount of contracts subject to recourse was $13.6 million and at December 3, 1995 was $13.1 million. Under the agreements, the Company has granted a security interest to the financial institution in the equipment as collateral. The Company retains ownership of the equipment and its residual value.

The discounting agreements contain certain termination events which allow the financial institution to assume administrative control of the lease portfolio and could prohibit further discounting.

(Dollar amounts in thousands unless otherwise noted)


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and consist of the following:


                                              1996        1995
                                            ---------   ---------
Land                                        $  5,579    $  5,537
Buildings and improvements                    41,023      39,008
Machinery and equipment                       82,230      75,170
                                            --------    --------
                                             128,832     119,715
Less:
 Accumulated depreciation                    (78,307)    (69,963)
                                            --------    --------
                                            $ 50,525    $ 49,752
                                            ========    ========

GOODWILL

Goodwill consists of the following:
                                              1996        1995
                                            --------    --------
DMC                                         $ 25,889    $      -
Other                                         18,843      13,808
                                            --------    --------
                                              44,732      13,808
Less:
 Accumulated amortization                     (6,405)     (3,980)
                                            --------    --------
                                            $ 38,327    $  9,828
                                            ========    ========

OTHER ASSETS

Other assets consist of the following:

                                              1996         1995
                                           ---------    --------
Capitalized software                        $  8,152    $  4,681
Other                                          6,303       4,776
                                            --------    --------
                                            $ 14,455    $  9,457
                                            ========    ========

ACQUISITION

On January 10, 1996, the Company acquired Data Measurement Corporation (DMC) for $31.3 million in cash, net of cash acquired. DMC, located in Gaithersburg, Maryland, is a leading manufacturer of measurement systems for the steel industry. The acquisition was accounted for using the purchase method. Accordingly, the cost of the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The net assets and results of operations of DMC are included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $25.9 million, which has been substantially accounted for as goodwill and is being amortized over 25 years using the straight line method.

The following unaudited pro forma income statement information for the fiscal year 1995 presents a summary of the consolidated results of operations of the Company and DMC as though the acquisition of DMC had occurred on November 28, 1994, and includes adjustments to conform revenue recognition and service parts amortization policies, to adjust goodwill amortization expense, to increase expense as a result of the additional borrowing required to finance the transaction, to reduce interest income reflecting the sale of contracts receivable to fund the acquisition, and to record income tax benefits for these adjusting transactions. No pro forma figures are provided for fiscal year 1996 as there would be no significant difference from the results reported in the Consolidated Statement of Income for 1996.

(Dollar amounts in thousands unless otherwise noted)



                                             Fiscal year ended
(in thousands, except per share amount)      December 3, 1995
                                             ----------------
                                                  (pro forma)

Total revenues                                       $365,438
Net income                                           $ 25,075
Net income per share                                 $   1.48


The pro forma financial information is presented for informational purposes only and does not necessarily indicate the operating results that would have occurred had the acquisition of DMC been consummated as of November 28, 1994, nor does it purport to predict future operating results.

ACCRUED EXPENSES

Accrued expenses consist of the following:


                                        1996      1995
                                       -------   -------

Accrued payroll and related items      $32,686   $29,272
Accrued labor service                   13,711    11,538
Customer deposits                       15,164    17,767
Other                                   22,815    18,749
                                       -------   -------
                                       $84,376   $77,326
                                       =======   =======

FINANCIAL INSTRUMENTS

On December 1, 1996, the Company had two credit agreements that provide for unsecured borrowings up to $95 million. These agreements include a $20 million revolving credit agreement that provides for variable interest rate borrowings based on the London Interbank Offer Rate (LIBOR) and a $75 million multi-currency credit agreement with a group of banks providing borrowings at variable interest rates including a base rate borrowing, an offshore rate borrowing and local currency rate borrowing. The agreements expire July 1997 and February 1998, respectively. There was $78 million available in connection with these agreements at December 1, 1996, of which $17.6 million was committed to letters of credit.

The Company also has a 5.35% five-year unsecured term loan agreement with a bank. Interest is payable quarterly, with principal payable in equal quarterly installments of $1.0 million through June 1998.

These agreements contain certain covenants regarding working capital, indebtedness and tangible net worth. The Company was in compliance with all covenants at December 1, 1996.


Debt consists of the following:
                                        1996       1995
                                      --------   --------
Bank credit agreements                $17,378    $ 6,907
Term loan                               6,000     11,000
Other borrowings                        1,346      1,899
                                      -------    -------
                                       24,724     19,806
Less amounts due within one year       (3,447)    (4,458)
                                      -------    -------
                                      $21,277    $15,348
                                      =======    =======


Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the difference between the carrying amount and fair value of the loans is immaterial.

(Dollar amounts in thousands unless otherwise noted)

The aggregate future principal payments of long-term debt are as follows:



                  1997 - $ 3,447         2000 -   $100
                  1998 - $20,841         2001 -   $100
                  1999 - $   136   Thereafter -   $100


At December 1, 1996, the Company had various foreign exchange forward contracts maturing during 1997. For each closed position, a sale contract of a particular currency was matched with a purchase contract for the same currency at the same amount, counterparty and settlement date. Open positions were valued at fair value, using estimated foreign exchange rates as of December 1, 1996. The foreign currency positions, both open and closed, as of December 1, 1996, by major currency are:


Currency                  Buy Contracts   Sell Contracts
                          at Fair Value   at Fair Value

Japanese Yen              $           -          $13,956
Austrian Schilling                  467            8,982
Canadian Dollar                   7,275            4,459
German Deutsche Mark                976            4,263
French Franc                        371            6,145
All other currencies              4,099           12,707
                                -------          -------
                                $13,188          $50,512
                                =======          =======


Management believes that these forward contracts should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged.

COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under noncancelable lease agreements. Rent expense under all operating leases was approximately $6.1 million, $4.9 million and $4.7 million in 1996, 1995 and 1994, respectively. Future minimum lease payments under these noncancelable operating leases as of December 1, 1996 are approximately $6.1 million, $4.9 million, $3.0 million, $1.6 million and $1.6 million for fiscal years 1997, 1998, 1999, 2000 and 2001, respectively, and approximately $1.7 million in total for years following 2001.

At December 1, 1996, the Company was contingently liable for approximately $17.6 million relating principally to letters of credit issued to support collections.

The Company is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the financial position and results of operations of the Company.

EXIT COSTS

In the fourth quarter of 1994, the Company recorded a $6.4 million charge for exit costs relating to a restructuring plan. This charge included $5.1 million for employee termination costs, which was fully paid out by the end of fiscal year 1996. The charge also included $1.3 million to consolidate certain long-term leasehold facilities of which $0.4 million was used by the end of fiscal year 1996.


INTEREST INCOME AND OTHER

Interest income and other consists of the following:


                                     1996      1995       1994
                                    -------   -------   --------

Interest income                     $4,193    $7,680    $ 7,040
Loss on short-term investments           -      (330)    (1,220)
Foreign exchange loss                 (253)     (392)      (133)
                                    ------    ------    -------
                                    $3,940    $6,958     $5,687
                                   =======    ======     ======

(Dollar amounts in thousands unless otherwise noted)

STOCK OPTION AND STOCK PURCHASE PLANS

Under the Company's Stock Option Plan, 7,110,240 shares of common stock have been reserved for issuance to officers and key employees.

Options may be granted at prices not lower than the fair market value of the Company's common stock at the date of grant. Options generally become exercisable in four equal annual installments commencing one year from the date of grant. Options generally expire, if not exercised, within ten years from the date of grant. The Stock Option Plan includes an automatic option grant program for the Company's non-employee directors. Such options expire 10 years from the date of grant.

A summary of transactions relating to options during fiscal years 1994, 1995 and 1996 is set forth below:


Options Outstanding
-------------------
(Amounts in thousands except per share data)
                                                        Shares      Price Per Share   Amount
                                                        ---------   ---------------  --------

     November 28, 1993                                    2,660.0    $ 5.63-$31.13   $ 49,157
     Granted                                                622.0     17.88- 21.88     11,705
     Terminated                                             (72.6)    15.63- 31.13     (1,483)
     Exercised                                             (233.7)     7.02- 21.06     (3,926)
                                                         --------    -------------   --------

     November 27, 1994                                    2,975.7      5.63- 29.00     55,453
     Granted                                                961.7     25.63- 34.50     21,186
     Terminated                                            (122.0)    15.63- 23.63     (2,603)
     Exercised                                           (1,388.8)     5.63- 23.63    (24,509)
                                                         --------    -------------   --------

     December 3, 1995                                     2,426.6      5.63- 34.50     49,527
     Granted                                                891.4     26.13- 28.25     24,934
     Terminated                                             (71.1)    15.63- 34.50     (1,671)
     Exercised                                             (352.8)    23.88- 30.75     (6,083)
                                                         --------    -------------   --------
     December 1, 1996                                     2,894.1    $ 5.63-$34.50   $ 66,707
                                                         ========    =============   ========

At year-end 1996 and 1995, options to purchase 954,953 shares and 702,234 shares, respectively, were exercisable at prices ranging from $5.63 to $34.50 for both years. Shares available for option grants at year-end 1996 and 1995 were 2,197,759 and 1,018,074, respectively.

The Company has an Employee Stock Purchase Plan which covers substantially all employees of the parent company and certain subsidiaries. Common stock purchases are paid through periodic payroll deductions of up to 10% of eligible compensation. The participant's purchase price is 85% of the lower of the closing market price on the first trading day or the last trading day of the quarter in which the stock is purchased by the employee. The Company has issued 1,113,485 shares of its stock (including 557,132 treasury shares) under this plan as of December 1, 1996.

The Company has approximately 112,000 shares available for future issuance under the Employee Stock Purchase Plan. These shares may be issued from treasury shares or authorized but unissued common stock.

EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan in which all eligible U.S. employees participate. The Company makes contributions to profit sharing funds based upon a percentage of consolidated pretax income as defined in the Plan. In addition, the Company matches employees pretax contributions to the Plan.

Certain foreign employees are eligible to participate in similar profit sharing programs or local pension plans. With respect to these plans, the pension benefit obligations and plan assets were not material.

The Company contributions to all these plans totaled $6.6 million, $4.8 million and $3.0 million for 1996, 1995 and 1994, respectively.

(Dollar amounts in thousands unless otherwise noted)


INCOME TAXES

The Company adopted SFAS Statement No. 109, "Accounting for Income Taxes," as of November 29, 1993, and the cumulative effect of this change in accounting for income taxes was to increase 1994 net income by $0.5 million. Prior years' financial statements were not restated.

Total income tax expense was allocated as follows:

                                                          1996       1995       1994
                                                        --------   --------   --------
Income from continuing operations                       $19,035    $13,882    $ 3,569
Goodwill, for initial recognition of acquired
 tax benefits                                                 -          -       (829)
Shareholders' equity, for compensation expense
 for tax purposes in excess of amounts recognized
 for financial reporting purposes                         (834)     (4,346)      (286)
                                                        -------    -------    -------
                                                        $18,201    $ 9,536    $ 2,454
                                                        =======    =======    =======


The provision for income taxes before cumulative effect of the accounting change was as follows:

                                        1996       1995        1994
                                       -------    -------     -------
Current income taxes:
 United States                         $ 4,073    $ 5,251    $   753
 Foreign                                12,293      8,493      6,265
 State                                   1,184        679        434
                                       -------    -------    -------
                                        17,550     14,423      7,452
                                       -------    -------    -------
Deferred income taxes:
 United States                             425      2,215     (2,682)
 Foreign                                 1,060     (2,756)    (1,201)
                                       -------    -------    -------
                                         1,485       (541)    (3,883)
                                       -------    -------    -------
Provision for income taxes             $19,035    $13,882    $ 3,569
                                       =======    =======    =======

The foreign provision for income taxes is based on foreign pretax earnings of approximately $35.8 million, $30.5 million, and $15.5 million in 1996, 1995 and 1994, respectively.

The Company has not provided for United States income taxes on the cumulative earnings of certain foreign subsidiaries that are considered invested indefinitely outside the United States in the amount of $63.5 million at December 1, 1996.

At December 1, 1996, the Company has a capital loss carryforward of $1.7 million which expires in 2000. The Company also has in various tax jurisdictions net operating loss carryforwards of approximately $6.3 million and tax credit carryforwards of approximately $0.8 million at current exchange rates. Approximately $1.2 million of the net operating loss carryforwards and all the tax credit carryforwards will expire in varying amounts between 1997 and 2003. A valuation allowance has been provided for a portion of the deferred tax assets related to these carryforwards.

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes are as follows:

                                                    1996       1995      1994
                                                  --------   --------   -------
United States statutory tax                       $19,596    $14,289    $3,112
Effect of:
 Foreign sales corporation                           (624)      (259)     (354)
 Current and prior earnings of foreign
  operations taxed at differing rates                (400)     5,957       396
 State income taxes                                   769        530       288
 Valuation allowance                                 (576)    (7,369)      322
 Other items                                          270        734      (195)
                                                  -------    -------    ------
Provision for income taxes                        $19,035    $13,882    $3,569
                                                  =======    =======    ======

(Dollar amounts in thousands unless otherwise noted)

The components of deferred tax assets and liabilities are as follows:


                                                                                 1996       1995
                                                                               -------    -------
Deferred income tax assets:
   Inventory and revenue-related reserves                                      $ 7,124    $ 5,500
   Accrued expenses                                                              8,135      5,939
   Net operating loss and tax credit carryforwards                               3,210      7,784
   Other                                                                           720      1,437
                                                                               -------    -------
Gross deferred tax assets                                                       19,189     20,660
                                                                               -------    -------

Deferred income tax liabilities:
   Financial leases                                                              4,583      3,639
   Capitalized software                                                          2,853      2,303
   Depreciation                                                                    815        987
   Undistributed earnings of foreign subsidiaries                                2,425      7,880
   Other                                                                         1,628      1,203
                                                                               -------    -------
Gross deferred tax liabilities                                                  12,304     16,012
                                                                               -------    -------
Valuation allowance for deferred tax assets                                       (649)    (1,225)
                                                                               -------    -------
Net deferred tax assets                                                        $ 6,236    $ 3,423
                                                                               =======    =======

The net asset is included on the Balance Sheet in the following captions:

                                                                                  1996       1995
                                                                               -------    -------
   Prepaid and other                                                           $11,376    $10,357
   Deferred income taxes                                                        (5,140)    (6,934)
                                                                               -------    -------
                                                                               $ 6,236    $ 3,423
                                                                               =======    =======

The net change in the total valuation allowance for the year ended December 1, 1996, includes a reduction of approximately $0.6 million in the valuation allowance established at the beginning of 1994 for certain net operating loss carryforwards and deferred tax assets which, due to a change in circumstances, were either utilized during 1996 or are expected to be utilized.


SUBSEQUENT EVENT

On January 27, 1997 the Company announced that it had entered into a definitive agreement to merge with a wholly-owned subsidiary of Honeywell Inc. in an all-cash transaction. Honeywell Inc. has commenced an all-cash tender offer for all outstanding shares of the Company's stock at a price of $35 per share.

(Dollar amounts in thousands unless otherwise noted)

BUSINESS SEGMENTS

The Company operates in one principal industry segment: the design, development, manufacture, sales and service of computer-integrated manufacturing systems.
The Company sells these products to the paper, plastics, metals, rubber and chemical industries. Approximately 75% of the Company's system revenue is from the paper industry in 1996, and approximately 85% in 1995 and 1994.

No single customer accounted for 10% or more of revenues during 1996, 1995 or 1994.

The Company's products are principally distributed and serviced through its own marketing and service organizations. Operations are conducted worldwide and are grouped into three geographic areas: United States, Europe, and Other International (primarily Canada, Asia/Pacific and the Latin American countries).

The following table summarizes the geographic operations of the Company:


(Dollar amounts in millions)                1996      1995      1994
                                           -------   -------   -------

Revenues from unaffiliated customers:
    United States                          $158.9    $136.4    $112.8
    Europe                                  126.8     104.8      77.7
    Other International                     130.3      94.0      69.5
                                           ------    ------    ------
      Consolidated                         $416.0    $335.2    $260.0
                                           ======    ======    ======

Transfers between geographic areas:
    United States                          $ 66.9    $ 52.7    $ 41.5
    Europe                                    7.1       6.7       5.2
    Other International                      34.0      30.2      20.2
                                           ------    ------    ------
      Consolidated                         $108.0    $ 89.6    $ 66.9
                                           ======    ======    ======

Earnings (loss) from operations:
    United States                          $ 31.1    $ 19.2    $  3.3
    Europe                                   15.8      13.5       5.5
    Other International                      14.8      10.2       2.3
    Corporate                                (7.1)     (6.2)     (6.3)
                                           ------    ------    ------
      Consolidated                         $ 54.6    $ 36.7    $  4.8
                                           ======    ======    ======

Identifiable assets:
    United States                          $153.0    $111.1    $120.6
    Europe                                   76.2      73.7      60.6
    Other International                      79.9      53.3      54.5
    Corporate                                28.0      48.6      84.1
                                           ------    ------    ------
      Consolidated                         $337.1    $286.7    $319.8
                                           ======    ======    ======

Internal selling prices are designed to allocate manufacturing profits to manufacturing entities and sales and service profits to sales and service entities.

The United States revenues from unaffiliated overseas customers in 1996 were $15.3 million. In 1995 and 1994 they were not significant.

Corporate identifiable assets include short-term cash investments.

REPORT OF INDEPENDENT ACCOUNTANTS TO THE SHAREHOLDERS, MEASUREX CORPORATION

We have audited the accompanying consolidated balance sheets of Measurex Corporation as of December 1, 1996 and December 3, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Measurex Corporation as of December 1, 1996 and December 3, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 1, 1996, in conformity with generally accepted accounting principles.


/S/  COOPERS & LYBRAND LLP


San Jose, California
December 17, 1996, except for the note titled "Subsequent Event", as to which the date is January 27, 1997.

SUPPLEMENTAL FINANCIAL DATA

INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                1996 Quarter Ended
(Dollar amounts in thousands      --------------------------------------------
except per share data)            March 3        June 2     Sept. 1     Dec. 1
                                  -------        ------     -------   --------
Revenues                          $90,920       $105,291   $99,534   $120,230
Gross margin                       36,224         42,148    39,841     42,986
Income before income taxes         11,926         14,932    13,640     15,490
Net income                          7,871          9,855     9,001     10,226
Net income per share                  .48            .60       .55        .62
Dividends per share                   .11            .11       .11        .11


                                           1995 Quarter Ended
(Dollar amounts in thousands      ---------------------------------------
except per share data)            March 5     June 4   Sept. 3    Dec. 3
                                  -------   --------   -------   --------
Revenues                          $73,435   $ 76,987   $91,643   $ 93,151
Gross margin                       26,191     30,183    36,559     39,830
Income before income taxes          5,195      7,992    12,859     14,782
Net income                          3,481      5,224     8,485      9,756
Net income per share                  .20        .30       .51        .59
Dividends per share                   .11        .11       .11        .11

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common shares are listed on the New York and Pacific Stock Exchanges.

As of December 1, 1996, there were 1,260 shareholders of record. Dividends of $.44 per share were paid in 1996 and 1995.


                            1996 Price           1995 Price
                     -----------------------   -----------------
                        High         Low        High       Low
                     ----------   ----------   -------   -------
    1st Quarter         $30 3/4      $25 5/8   $24 1/4   $20 3/8
    2nd Quarter          29 5/8       25 3/4    27 3/4    22 3/8
    3rd Quarter          29 3/4       25 7/8    33 1/8    25 1/2
    4th Quarter          27 5/8       23 3/8    35 3/4    27 1/8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company may be added by amendment. The following table and notes thereto identify and set forth information about the Company's eight executive officers as of January 31, 1997 (ages are as of December 1, 1996):


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

Robert McAdams, Jr.(3)    Executive Vice President and Chief Financial Officer

William J. Weyand (4)     Executive Vice President, Worldwide Sales and Service

Glenn R. Wienkoop (5)     Executive Vice President and Division President,
                          Industrial Systems Division

Lance M. Lissner (6)      Vice President, Corporate Planning and Development

Robert H. Bucher (7)      Senior Vice President, Paper Control Systems
                          Division

Charles Van Orden (8)     Vice President, General Counsel and Secretary

(1) Mr. Bossen, age 69, has been Chairman and Chief Executive Officer and Director since December 1993; President and Chief Executive Officer and Director from 1968 to December 1993.

(2) Mr. Gingerich, age 60, has been President and Chief Operating Officer and Director since December 1993; Executive Vice President, Worldwide Sales and Service from 1992 to December 1993; President, Americas and Pacific from 1991 to 1992.

(3) Mr. McAdams, age 57, has been Executive Vice President and Chief Financial Officer since April 1995; Senior Vice President and Chief Financial Officer from September 1994 to April 1995; Senior Vice President Operations and Information Services from 1992 to September 1994; Senior Vice President-Finance and Administration and Chief Financial Officer from 1985 to 1992.

(4) Mr. Weyand, age 52, has been Executive Vice President, Worldwide Sales and Service since April 1995; Senior Vice President of Worldwide Sales and Service from December 1994 to April 1995; President, North and South America from February to December 1994; Senior Vice President, U.S. and Canada Sales and Service from 1993 to February 1994; Senior Vice President, U.S. Sales and Service from 1991 to 1993.

(5) Mr. Wienkoop, age 49, has been Executive Vice President, President Industrial Systems Division since September 1994; Executive Vice President, Engineering and Marketing from 1991 to September 1994.

(6) Mr. Lissner, age 46, has been Vice President, Corporate Planning and Development since 1991.

(7) Mr. Bucher, age 41, has been Senior Vice President, Paper Control Systems Division since October 1996; Vice President, General Manager, Measurex Devron, Inc. from December 1992 to October 1996; Vice President, Marketing from 1991 to December 1992.

(8) Mr. Van Orden, age 42, has been Vice President, General Counsel and Secretary since April 1995; General Counsel and Secretary from 1988 to April 1995.

Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships among any of the above officers.

ITEM 11.  EXECUTIVE COMPENSATION

Information may be added by amendment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information may be added by amendment.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information may be added by amendment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)        DOCUMENTS FILED AS A PART OF THIS REPORT

1.   FINANCIAL STATEMENTS

     The financial statements required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                           Page
                                                                           ----

     Consolidated Statements of Income..............................         11
     Consolidated Balance Sheets....................................         12
     Consolidated Statements of Shareholders' Equity................         13
     Consolidated Statements of Cash Flows..........................         14
     Notes to Consolidated Financial Statements.....................      15-24
     Report of Independent Accountants..............................         25

2.   FINANCIAL STATEMENT SCHEDULES

     The financial statements required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

                                                                            Page
                                                                            ----

     Report of Independent Accountants..............................         32
     Schedules for the Fiscal Years 1996, 1995 and 1994:
       II - Valuation Reserves......................................         33

All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.


3.   EXHIBITS

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

10.2 Copy of Registrant's Management Incentive Plan (incorporated by reference from Exhibit 10.2 on Form 10-K for the fiscal year ended December 3,
       1995).

10.3 Copy of Registrant's Employee Stock Purchase Plan, amended and restated effective December 14, 1993 (incorporated by reference from Exhibit 10.4 on page 21 of Report on Form 10-K for fiscal year ended November 27,
       1994).

10.4 Copy of Registrant's Affiliation Agreement dated as of May 30, 1990, between Measurex Corporation and Harnischfeger Industries, Inc. (incorporated by reference from Exhibit 4.1 to Form 8-K filed with the SEC on June 12, 1990).

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

10.12 Copy of Second Amendment dated October 31, 1995 to Credit Agreement referred to on Exhibit 10.10 (incorporated by reference from Exhibit
       10.12 on Form 10-K for the fiscal year ended December 3, 1995).

11.0   Computation of Net Income per Share of Common Stock of the Registrant.

21.0   Subsidiaries of Registrant.

23.0   Consent of Independent Accountants.

24.0   Power of Attorney (included on page 31).

27.0   Financial Data Schedule

Other exhibits have not been filed because conditions requiring filing do not exist.

 (b) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEASUREX CORPORATION
                                      (Registrant)

Date: February 21, 1997               By    /S/ DAVID A. BOSSEN
                                          ---------------------------
                                          David A. Bossen
                                          Chairman, Chief Executive Officer

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

        Signature                                 Title                       Date
------------------------------       --------------------------------   ------------------

  /S/ DAVID A. BOSSEN                Chairman, Chief Executive          February  21, 1997
------------------------------        Officer and Director
     (David A. Bossen)                (Principal Executive Officer)

  /S/ JOHN C. GINGERICH              President, Chief Operating         February  21, 1997
------------------------------        Officer and Director
     (John C. Gingerich)

  /S/ ROBERT MCADAMS, JR.            Executive Vice President           February  21, 1997
------------------------------        (Principal Financial and
     (Robert McAdams, Jr.)            Accounting Officer)


  /S/ PAUL BANCROFT, III             Director                           February  21, 1997
------------------------------
     (Paul Bancroft, III)

  /S/ DWIGHT C. BAUM                 Director                           February  21, 1997
------------------------------
     (Dwight C. Baum)

  /S/ JEFFERY T. GRADE               Director                           February  21, 1997
------------------------------
     (Jeffery T. Grade)

  /S/ ORION L. HOCH                  Director                           February  21, 1997
------------------------------
     (Orion L. Hoch)

  /S/ JOHN W. LARSON                 Director                           February  21, 1997
------------------------------
     (John W. Larson)

  /S/ J.W. MCKITTRICK                Director                           February  21, 1997
------------------------------
     (John W. McKittrick)

  /S/ GRAHAM TYSON                   Director                           February  21, 1997
------------------------------
     (Graham Tyson)

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS, MEASUREX CORPORATION


Our report on the consolidated financial statements of Measurex Corporation and subsidiaries is included on page 25 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page 29 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/S/  COOPERS & LYBRAND LLP



San Jose, California
December 17, 1996, except for the note titled "Subsequent Event", as to which the date is January 27, 1997.

                                                                     SCHEDULE II

                             MEASUREX CORPORATION
                            VALUATION RESERVES (1)
                       Fiscal years 1996, 1995 and 1994
                            (Amounts in thousands)



                        Balance at   Additions    Write-offs                  Balance
                        Beginning    Charged to   and                         at End
Description             of  Year     Expenses     Deductions      Other       of Year
---------------------   ----------   ----------   ------------   ----------   ----------

   1996
---------------------
Allowance for
non-collection
and system returns          $5,683       $2,007   $(2,202) (2)  $   322 (7)  $5,810 (6)
                            ======       ======   =======       =======      ======

Inventory reserves          $2,602       $1,358   $(2,820) (3)  $ 1,768 (7)  $2,908
                            ======       ======   =======       =======      ======

     1995
---------------------
Allowance for
non-collection
and system returns          $8,642       $  544   $(2,248) (2)  $(1,255) (4) $5,683 (6)
                            ======       ======   =======       =======      ======

Inventory reserves          $3,000       $  674   $(1,072) (3)        -      $2,602
                            ======       ======   =======       =======      ======


     1994
--------------------
Allowance for
non-collection
and system returns          $7,147       $1,659   $  (164) (2)        -      $8,642
                            ======       ======   =======       =======      ======


Inventory reserves          $8,896       $1,343   $(3,660) (3)  $(3,579) (5) $3,000
                            ======       ======   =======       =======      ======

NOTES:

(1) See the Notes to Consolidated Financial Statements.
(2) Deductions for returns of systems or parts of systems and for write-off of non-collectible amounts.
(3) Deductions for write-offs of obsolete and scrapped parts and translation adjustments.
(4) Represents the reclassification to accrued liabilities of reserves relating to certain leases sold with recourse to a financial institution.
(5) Represents the reclassification of reserves from current inventories to service parts.
(6) Includes allowance on contracts receivable.
(7) Relates to DMC acquisition.